Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1994-03-31
CIK 761023

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:     Carlyle Real Estate Limited Partnership - XV
        Commission File No. 0-16111
        Form 10-K

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1993. The financial statements included in such Form 10-K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

Also, as required, the filing fee in the amount of $250.00 has been posted to our account at the Melon Bank.


Thank you.

Very truly yours,

CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

By:     JMB Realty Corporation
        Corporate General Partner


        By: C. SCOTT NELSON
            ________________________________
            C. Scott Nelson, Vice President
            Accounting Officer


CSN:kg
Enclosures


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-K


                    Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                            Commission file no. 0-16111


                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
               (Exact name of registrant as specified in its charter)


          Illinois                                     36-3314827
(State of organization)                       (IRS Employer Identification No.)


900 North Michigan Ave., Chicago, IL                       60611
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code 312/915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each Class                                      which registered
- - -------------------                                -----------------------------

       None                                                   None


Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP INTERESTS
                           AND ASSIGNEE INTERESTS THEREIN
                                  (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the Prospectus of the registrant dated July 5, 1985 and filed with the commission pursuant to Rules 424(b) and 424(c) under the Securities Exchange Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I

Item  1.       Business. . . . . . . . . . . . . . . . . . . . . . . . .       1

Item  2.       Properties. . . . . . . . . . . . . . . . . . . . . . . .       6

Item  3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . .      10

Item  4.       Submission of Matters to a Vote of Security Holders . . .      10


PART II

Item  5.       Market for the Partnership's Limited Partnership
               Interests and Related Security Holder Matters . . . . . .      10

Item  6.       Selected Financial Data . . . . . . . . . . . . . . . . .      11

Item  7.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . .      17

Item  8.       Financial Statements and Supplementary Data . . . . . . .      30

Item  9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . . . . .      95


PART III

Item 10.       Directors and Executive Officers of the Partnership . . .      95

Item 11.       Executive Compensation. . . . . . . . . . . . . . . . . .      98

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . .     100

Item 13.       Certain Relationships and Related Transactions. . . . . .     101


PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . . . .     101


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     105


















                                          i

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-XV (the "Partnership"), is a limited partnership formed in August of 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On July 5, 1985, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests and assigned interests therein ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-95382). A total of 443,711.76 Interests were sold to the public at $1,000 per Interest. The holders of 224,569.10 Interests were admitted to the Partnership in 1985; the holders of 219,142.66 Interests were admitted to the Partnership in 1986. The offering closed on July 31, 1986. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Limited Partner") has made any additional capital contribution. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2035. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment. Due to current market conditions, the Partnership is not able to determine the holding period for its remaining properties. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                                    SALE OR DISPOSITION
                                                                                    DATE OR IF OWNED
                                                                                    AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                   DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                     SIZE            PURCHASE      CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
- - ----------------------                ----------         --------      ----------------------          ---------------------
1. 900 Third Avenue Building
     New York, New York. . . . . .    517,000 sq.ft.     8/20/84       9%                              fee ownership of land and
                                           n.r.a                                                       improvements
                                                                                                       (through joint venture
                                                                                                       partnerships) (c)

 2. Piper Jaffray Tower
     Minneapolis, Minnesota. . . .    723,755 sq.ft.     12/27/84      6%                              fee ownership of land and
                                          n.r.a.                                                       improvements  (through joint
                                                                                                       venture partnerships) (c)
 3. RiverEdge Place Building
     Fulton County
     (Atlanta), Georgia. . . . . .    235,762 sq.ft.     6/10/85       3%                              fee ownership of land and
                                          n.r.a.                                                       improvements
 4. Wells Fargo Center -
     IBM Tower
     Los Angeles, California . . .    1,100,000 sq.ft.   6/28/85       18%                             fee ownership of land and
                                          n.r.a.                                                       improvements (through a joint
                                                                                                       venture partnership)
                                                                                                       (c)(h)
 5. Villa Solana Apartments
     Laguna Hills, California. . .    272 units          8/30/85       2%                              fee ownership of land and
                                                                                                       improvements (through a
                                                                                                       joint venture partnership)
                                                                                                       (c)
 6. Eastridge Mall
     Casper, Wyoming . . . . . . .    477,019 sq.ft.     9/10/85       3%                              fee ownership of land and
                                         g.l.a.                                                        improvements (through a joint
                                                                                                       venture partnership) (c)
 7. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . .    228 units          9/30/85       1%                              fee ownership of land and
                                                                                                       improvements
 8. Park at Countryside Apartments
      Port Orange (Daytona Beach),
      Florida. . . . . . . . . . .    120 units          11/27/85      1%                              fee ownership of land and
                                                                                                       improvements (through a joint
                                                                                                       venture partnership) (c)
 9. 160 Spear Street Building
      San Francisco, California. .    267,000 sq.ft.     11/27/85      4%                              fee ownership of improvements
                                            r.a.                                                       and ground leasehold interest
                                                                                                       in land (through a joint vent
                                                                                                       partnership) (c)(d)
10. 21900 Burbank Boulevard
      Building
      Los Angeles (Woodland
      Hills), California . . . . .    87,000 sq.ft.      11/29/85      2%                              fee ownership of land and
                                          n.r.a.                                                       improvements
11. 300 East Lombard Building
      Baltimore, Maryland. . . . .    232,000 sq.ft.     11/29/85      9/30/91                         fee ownership of improvements
                                          n.r.a.                                                       and ground leasehold interest
                                                                                                       in land (through joint ventur
                                                                                                       partnerships) (c)(e)
12. Boatmen's Center
      Kansas City, Missouri. . . .    285,000 sq.ft.     12/16/85      8/31/89                         fee ownership of land and
                                          n.r.a.                                                       improvements (through a joint
                                                                                                       venture partnership) (c)(f)
13. 125 Broad Street Building
      New York, New York . . . . .    1,336,000 sq.ft.   12/31/85      11%                             fee ownership of improvements
                                          n.r.a.                                                       and ground leasehold interest
                                                                                                       in land (through joint ventur
                                                                                                       partnerships) (c)(d)(h)
14. Owings Mills Shopping Center
      Owings Mills (Baltimore
      County), Maryland. . . . . .    325,000 sq.ft.     12/31/85      6/30/93                         fee ownership of land and
                                          g.l.a.                                                       improvements (through joint
                                                                                                       venture partnerships) (c)(j)
15. 260 Franklin Street Building
      Boston, Massachusetts. . . .    348,901 sq.ft.     5/21/86       8%                              fee ownership of land and
                                          n.r.a.                                                       improvements (through a joint
                                                                                                       venture partnership) (c)
16. 9701 Wilshire Building
      Beverly Hills, California. .    98,721 sq.ft.      6/17/86       5%                              fee ownership of land and
                                          n.r.a.                                                       improvements
17. California Plaza
      Walnut Creek, California . .    368,290 sq.ft.     6/30/86       7%                              fee ownership of land and
                                          n.r.a.                                                       improvements (through joint
                                                                                                       venture partnerships) (c)
18. Dunwoody Crossing Apartments
      (Phase I, II, and III)
      DeKalb County (Atlanta),
      Georgia. . . . . . . . . . .    810 units          9/18/86       4%                              fee ownership of land and
                                                                                                       improvements (through joint
                                                                                                       venture partnerships) (c)(k)
19. NewPark Mall
      Newark (Alameda County),
      California . . . . . . . . .    423,748 sq.ft.     12/2/86       5%                              fee ownership of land and
                                          g.l.a.                                                       improvements (through joint
                                                                                                       venture partnerships) (c)
20. Springbrook Shopping Center
      Bloomingdale (Chicago),
      Illinois . . . . . . . . . .    189,651 sq.ft.     7/5/89        3%                              fee ownership of land and
                                          g.l.a.                                                       improvements
21. Erie-McClurg Parking Facility
      Chicago, Illinois. . . . . .    1,073 spaces       7/21/89       9/25/92                         fee ownership of land and
                                                                                                       improvements (i)

- - ----------------

       (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

       (b) Reference is made to Note 4 and to Note 3 of Notes to Combined Financial Statements and to the Schedule XI's to such Consolidated and Combined Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

       (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

       (d) Reference is made to Note 9(b) and Note 4(b) of Notes to Combined Financial Statements filed with this annual report for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

       (e) Formerly known as Baltimore Federal Financial Building. Reference is made to Note 7 for a description of the sale of the Partnership's interest in this property.

       (f) Reference is made to Note 3(b)(i) for a description of the disposition of this investment property.

       (g) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning the real estate taxes and depreciation.

       (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

       (i)     This property was sold September 25, 1992.  Reference is made to
Note 7 for a description of the sale of the interest in this investment property.

       (j) The Partnership's interest in this property was sold June 30, 1993. Reference is made to Note 7 for a description of the sale of the Partnership's interest in this investment property.

       (k) Formerly known as Post Crest, Post Terrace and Post Crossing Apartments.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant
investment properties.   Approximate occupancy levels for the properties are
in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1993, the Partnership sold its remaining partnership interest in Harbor Overlook Limited Partnership (which owns an interest in the joint venture which owns the 300 East Lombard investment property) to an affiliate of the Harbor unaffiliated venture partners as described in the Partnership's Report on Form 8-K (File No. 0-16111) for January 19, 1993, which description is hereby incorporated herein by reference. Reference is also made to Note 7 for a further description of such transaction.

     On June 30, 1993, the Partnership, through JMB/Owings, sold its interest in Owings Mills Shopping Center to an affiliate of the Partnership's joint venture partner in the Partnership, as described in the Partnership's Report on Form 8-K (File No. 0-16111) for August 3, 1993, which description is hereby incorporated herein by reference. Reference is also made to Note 7 for a further description of such transaction.

     Reference is made to Note 9(a) and to Note 4(a) of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated and combined properties as of December 31, 1993.

     The Partnership has approximately six full-time personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership owned or owns directly or through joint venture partnerships the properties or interests in the properties referred to under
Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                          1992                                  1993
                                                              -------------------------------        ------------------------------
                                                              At       At        At       At        At       At        At       At
                                   Principal Business        3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                   ------------------        ----     ----      ----    -----      ----     ----     -----    -----
 1. 900 Third Avenue Building
     New York, New York. . . . ..  Legal Services/
                                   Detective Agency/
                                   Insurance                  95%      92%       92%      92%       91%      94%       94%      95%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota.. . .  Legal/Advertising/
                                   Financial Services         93%      92%       93%      93%       97%      98%       98%      98%
 3. RiverEdge Place (a)
     Fulton County (Atlanta),
     Georgia. . . . . . . . . . .  Banking                    97%      97%       85%      85%       85%      83%       84%      89%
 4. Wells Fargo Center-IBM Tower
     Los Angeles, California .. .  Business Information
                                   Systems/Legal Services     96%      96%       98%      98%       98%      98%       98%      98%
 5. Villa Solana Apartments
     Laguna Hills, California.. .  Apartments                 92%      93%       95%      95%       94%      91%       91%      91%
 6. Eastridge Mall
     Casper, Wyoming . . . . .. .  Retail                     89%      89%       87%      89%       90%      90%       90%      91%
 7. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .  Apartments                 95%      90%       98%      96%       96%      87%       98%      92%
 8. Park at Countryside
     Apartments
     Port Orange (Daytona Beach),
     Florida. . . . . . . . . . .  Apartments                 96%      95%       97%      98%       97%      95%       97%      99%
 9. 160 Spear Street Building
     San Francisco, California  .  Public Utility/Govern-
                                   ment/Insurance             90%      91%       96%      98%       93%      95%       94%      91%
10. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland Hills),
     California. . . . . . . .  .  Insurance/Financial
                                   Services                   75%      82%       98%      98%       98%      98%      100%      99%
11. 125 Broad Street Building
     New York, New York. . . .  .  Insurance/Legal Services   71%      71%       72%      72%       72%      72%       72%      54%
12. Owings Mills Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. . . . . . . . .  .  Retail                     93%      92%       92%      93%       93%      N/A       N/A      N/A
13. 260 Franklin Street Building
     Boston, Massachusetts . .  .  Financial Services         88%      93%       93%      96%       97%      98%       97%      99%
14. 9701 Wilshire Building
     Beverly Hills, California  .  Banking/Financial
                                   Services                   90%      90%       90%      92%       92%      96%       93%      93%
15. California Plaza
     Walnut Creek, California. .   Manufacturing/
                                   Public Utility             91%      93%       93%      92%       94%      96%       97%      95%
16. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia (b). . . . .  . . .   Apartments                 96%      95%       96%      90%       94%      96%       93%      90%
17. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . .    Retail                     80%      77%       78%      75%       71%      73%       80%      81%
18. Springbrook Shopping
     Center
     Bloomingdale (Chicago),
     Illinois. . . . . . .         Retail                     98%      97%       98%      97%       95%      95%       95%      74%

- - --------------------

     Reference is made to Item 6, Item 7 and to Note 9, and to Note 4 of Notes to Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the Partnership's interest in the property was sold and was not owned by the Partnership at the end of the period.

     (a) This investment property, formerly the First American Bank Building, had been 100% leased pursuant to an over-lease since the date the Partnership acquired the property. However, reference is made to Note 2(b) regarding the over-lease buy-out in June, 1992.

     (b)  Formerly known as Post Crest, Post Terrace and Post Crossings
Apartments.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.

Reference is made to Note 3(c)(ii) for a discussion of certain litigation involving the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1993 and 1992.



                                       PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 40,382 record holders of Interests in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. Reference is made to Article XVI of the Partnership Agreement and Sections 3 and 4 of the Assignment Agreement, (included as Exhibits 3 and 4-A, respectively, filed with the Partnership's report on Form 10-K for December 31, 1992 (File No. 0-16111) dated March 19, 1993) for provisions governing the transferability of Interests, which provisions are hereby incorporated herein by reference.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 6 below for a discussion of cash distributions made to the Limited
Partners.

ITEM 6.  SELECTED FINANCIAL DATA


                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                        DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                                        (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                             1993               1992               1991                1990               1989
                                         ------------        -----------        -----------         -----------        -----------
Total income . . . .. . . . . . .        $ 55,288,244         64,499,133         60,718,299          61,615,559         61,772,197
                                         ============       ============        ===========         ===========        ===========

Operating loss . . .. . . . . . .        $ 27,390,383         37,863,307         20,060,387          35,842,026         18,730,057
Partnership's share of loss from
 operations of unconsolidated
 ventures . . . . . . . . . . . .          31,617,778         24,576,481         15,887,646           9,615,653         11,482,767
Venture partners' share of
 ventures' operations. .. . . . .          (2,866,514)        (3,678,862)        (3,432,757)         (8,522,318)        (3,761,640)
                                         ------------       ------------        -----------         -----------        -----------
Net operating loss . . .. . . . .          56,141,647         58,760,926         32,515,276          36,935,361         26,451,184
Gain on sale of investment
 property. . . . . . . . . . . .               --              (506,446)             --                  --                 --
Gain on sale of interests in
 unconsolidated
 ventures.  . . . . . . . . . . .          (2,856,567)             --            (9,041,533)              --              (548,847)
                                         ------------       ------------        -----------         -----------        -----------
Net loss before extraordinary item         53,285,080         58,254,480         23,473,743          36,935,361         25,902,337
Extraordinary item . . .  . . . .               --                 --            (1,014,538)              --                 --
                                         ------------       ------------        -----------         -----------        -----------
Net loss . . . . . . . .  . . . .        $ 53,285,080         58,254,480         22,459,205          36,935,361         25,902,337
                                         ============       ============        ===========         ===========        ===========
Net operating loss per Interest (b)      $     121.46             127.13              70.35               79.91              57.22
Net gain on sale of investment
  property. . . . . .                           --                 (1.13)             --                  --                 --
Net gain on sale of interests in
  unconsolidated ventures. . . .               (6.37)             --                (20.17)              --                 (1.22)
Extraordinary item . . .  . . . .               --                 --                 (2.20)              --                 --
                                         ------------       ------------        -----------         -----------        -----------
Net loss . . . . . . . .  . . . .        $     115.09             126.00              47.98               79.91              56.00
                                         ============       ============        ===========         ===========        ===========

Total assets . . . . . .  . . . .        $371,886,177        414,132,574        473,874,338         503,848,026        545,522,307
Long-term debt . . . . .  . . . .        $237,811,558        305,589,971        306,150,647         351,723,659        341,506,608
Cash distributions per Interest (c)      $        .55                .50               4.25                8.75              10.00
                                         ============       ============        ===========         ===========        ===========

- - -------------

   (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b) The net loss per Interest is based upon the number of Interests outstanding at the end of the period (443,717).

   (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income
(loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993


Property
- - --------

Wells Fargo Center    a)       The historical occupancy rate and average base rent per square foot for the last five years were as f

                               Year Ending                 GLA                Avg. Base Rent Per
                               December 31,           Occupancy Rate (1)      Square Foot (2)
                               ------------           -----------------       ------------------

                                   1989. . . . . . .         99%                  $30.70
                                   1990. . . . . . .        100%                   31.22
                                   1991. . . . . . .         96%                   31.84
                                   1992. . . . . . .         98%                   29.11
                                   1993. . . . . . .         98%                   30.66

                      (1) As of December 31 of each year.
                      (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                           Base Rent         Scheduled Lease        Lease
       b)       Significant Tenants                  Square Feet        Per Annum         Expiration Date        Renewal Option(s)
                -------------------                  -----------        ---------         ---------------        ------------------

                International Business               579,493            $22,784,791       12/1998                N/A
                Machines Corporation

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at Wells Fargo Center:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1993
                               Year Ending        Expiring           GLA of Expiring   of Expiring         Base Rent
                               December 31,       Leases             Leases (1)        Leases              Expiring
                               ------------       ---------          ---------------   -----------         ----------

                               1994                  8                    19,437            611,682           1.9%
                               1995                  2                     5,426            101,249           0.3%
                               1996                  6                    81,648          2,237,972           6.8%
                               1997                  4                    23,769            665,532           2.0%
                               1998                 32                   686,366         25,793,634          78.0%
                               1999                  1                     6,065            126,395           0.4%
                               2000                 --                     --                 --              --
                               2001                  2                    28,810            749,060           2.3%
                               2002                  4                    46,087          1,046,175           3.2%
                               2003                 --                     --                 --              --

                      (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- - --------

125 Broad Street      a)       The historical occupancy rate and average base rent per square foot for the last five years were as follows:

                               Year Ending                 GLA                Avg. Base Rent Per
                               December 31,           Occupancy Rate (1)      Square Foot (2)
                               ------------           -----------------       ------------------

                                   1989. . . . . . .         99%                  $34.54
                                   1990. . . . . . .         99%                   34.93
                                   1991. . . . . . .         71%                   42.99
                                   1992. . . . . . .         72%                   36.64
                                   1993. . . . . . .         54%                   49.52

                      (1) As of December 31 of each year.
                      (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                             Base Rent         Scheduled Lease        Lease
        b)       Significant Tenants                  Square Feet        Per Annum         Expiration Date        Renewal Option(s)
                 -------------------                  -----------        ---------         ---------------        ------------------

                  Johnson & Higgins                    424,482            $16,637,142       January, 2011          N/A
                  (Insurance Broker)

                  Sullivan & Cromwell                  300,912              7,946,888       35,041 sq. ft.         N/A
                  (Law Firm)                                                                September, 1996
                                                                                            265,871 sq. ft.
                                                                                            September, 1997

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at 125 Broad Street:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1993
                               Year Ending        Expiring           GLA of Expiring   of Expiring         Base Rent
                               December 31,       Leases             Leases (1)        Leases              Expiring
                               ------------       ---------          ---------------   -----------         ----------

                               1994                  1                     1,359        $    40,000           0.1%
                               1995                  -                     --                 --               --
                               1996                  2                    35,541          1,511,329           4.2%
                               1997                  9                   267,059          6,654,563          18.6%
                               1998                  -                     --                 --               --
                               1999                  -                     --                 --               --
                               2000                  -                     --                 --               --
                               2001                  -                     --                 --               --
                               2002                  -                     --                 --               --
                               2003                  -                     --                 --               --

                      (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On July 5, 1985, the Partnership commenced an offering of $250,000,000 (subject to increase by up to $250,000,000) of Limited partnership interests and assignee interests therein pursuant to a Registration Statement on Form S-11 (File No. 2-95382) under the Securities Act of 1933. A total of 443,711.76 Interests were sold to the public at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program). The holders of such Interests were admitted to the Partnership in 1985 and 1986.

     After deducting selling expenses and other offering costs, the Partner-ship had approximately $385,000,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds has been utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,020,000. Such funds and short-term investments of approximately $10,167,000 are available for the Partnership's share of leasing costs and capital improvements at 9701 Wilshire Building, 160 Spear Street Building, Springbrook Shopping Center, Eastridge Mall and 260 Franklin Street Building, and the Partnership's share of operating deficits currently being incurred at 260 Franklin Street Building (to the extent not funded from escrowed reserves for 260 Franklin as discussed below) and 9701 Wilshire Building as well as distributions to partners as discussed below and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by deciding to suspend distributions (except for certain withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have deferred cash distributions, management and leasing fees and reimbursements payable to them in an aggregate amount of approximately $6,811,566 (approximately $15 per interest) through December 31, 1993. These amounts, which do not bear interest, are expected to be paid in future periods. Effective October 1, 1993, the Partnership began paying property management and leasing fees on a current basis. Reference is made to Note 11 relating to this deferral of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $4,328,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be $6,419,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at one property and through the sale or refinancing of such investments.

     A number of mortgage loans secured by the Partnership's investment properties will mature in 1994 and will need to be extended or refinanced, including the mortgage loans related to the Wells Fargo Center, 900 Third Avenue, 9701 Wilshire Building and the Dunwoody Apartments (Phase I and III). In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructurings, including the mortgage loans related to 125 Broad and RiverEdge Plaza. The current status of the a refinance, modify or restructure these loans, as well as other possible mortgage loan modifications, are discussed below.

     The mortgage note secured by the Villa Solana Apartments matured on November 1, 1993. The venture had obtained extensions of this note from the existing lender until August 1, 1994. The venture paid the lender $125,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remain the same on the loan as prior to the original maturity date. The unpaid principal and accrued interest were to mature on August 1, 1994, however, the venture sold the investment property on March 23, 1994 as described in Note 13. The loan has been classified at December 31, 1993 and December 31, 1992 as a current liability in the accompanying consolidated financial statements. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of $916,309 at September 30, 1993 for Villa Solana Apartments. Such provision reduced the net carrying value of the investment property to an amount not in excess of the proposed selling price of the investment property. Reference is made to Note 1.

     The mortgage notes secured by the Woodland Hills Apartments are scheduled to mature on June 1, 1994. The Partnership plans to refinance these notes when they mature, although there is no assurance the Partnership will be able to obtain such financing. The loans have been classified at December 31, 1993 as current liabilities in the accompanying consolidated financial statements. Reference is made to Notes 2(f) and 4(c).

     In October 1993, the joint venture ceased making the required debt service payments on the mortgage note secured by Park at Countryside Apartments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Therefore, as of the date of this report, the loan is in default and the lender has initiated procedures to obtain title to the property. The loan has been classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. Based on current and anticipated market conditions, the Partnership and the joint venture partners are unwilling to commit any additional amounts to the property since the likelihood of recovering any such amounts is remote. This will result in the Partnership no longer having an ownership interest in the property and would result in a gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994. The Partnership plans to refinance this note when it matures, although there can be no assurance the Partnership will be able to obtain such financing.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 7.

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. However, for any particular investment property incurring deficits, the Partnership or its ventures, if deemed appropriate, may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and would result in a gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     Certain of the Partnership's investments have been made through joint ventures. There are certain risks associated with the Partnership's investments including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital during the current economic slowdown. Therefore, the Partnership is carefully scrutinizing the appropriateness of any possibly discretionary expenditures, particularly in relation to the amount of working capital it has available to it and its ventures. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     Piper Jaffray Tower

     The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations. During the fourth quarter 1991, Larkins, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating that it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also an owner with partial interests in the building and the land under the building. After substantive review of Larkin's financial condition, on January 15, 1992, the joint venture signed an agreement with Larkin to terminate its lease in return for its partial interest (4%) in the land under the building and a $1,011,798 note payable to the joint venture. The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note payable at any time.

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet). The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000.
Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level.
Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1992 or 1993. In addition, to the extent the investment property generates cash flow after leasing and capital costs, and 29% of the ground rent (25% after January 15, 1992 as a result of the Larkin, Hoffman, Daly & Lindgren, Ltd. settlement discussed above), such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and will be remitted to the lender during the second quarter in 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum interna annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of December 31, 1993, the manager has deferred approximately $1,792,000 of management fees. If upon sale of the property or refinancing as discussed below, there are funds remaining in this escrow after repayments of amounts owed the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, an affiliate of the joint venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be repaid from potential net sale or refinancing proceeds. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(c)(i).

     160 Spear Street Building

     Due to the rental concessions granted to facilitate leasing, the property operated at an approximate break-even level in 1993. As more fully discussed in Note 4(b)(iii), effective February 1992, the Partnership reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. It is anticipated that there will be significant costs related to releasing this space. The venture expects to approach the lender regarding an additional modification to the loan due to the increased deficits anticipated in connection with the re-leasing costs. Should the venture not be successful in obtaining an additional loan modification or alternative financing, or, should the Partnership decide not to commit any significant additional funds for the anticipated re-leasing costs, this may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     125 Broad Street Building

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates will continue over the next few years. The depressed market in downtown Manhattan has significantly affected the 125 Broad Street Building as the occupancy has decreased to 54% at December 31, 1993 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, the joint venture owning the building, 125 Broad Street Company ("125 Broad") entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000 plus interest thereon of approximately $200,000, which 125 Broad in turn paid its lender to reduce amounts outstanding under the mortgage loan.

In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by lower than originally expected effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations, and it appears unlikely that the O&Y partners will fulfill their obligation to 125 Broad and JMB/125. Releasing of the vacant space will depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 does not intend to contribute funds to the joint venture to pay such costs. The O&Y partners have made outstanding loans to the joint venture of approximately $14,650,000 as of December 31, 1993. Such loans, which are non-recourse to JMB/125, are payable out of cash flow from property operations or sale or refinancing proceeds. Based on the facts discussed above and as described more fully in
Note 3(c)(iv), the joint venture recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of the joint venture's ability to recover the net carrying value of the investment property through future operations or sale.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. Subsequent to December 31, 1992, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the existing defaults of the O&Y partners, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, the joint venture defaulted on its mortgage loan which has an outstanding principal balance of approximately $277,000,000 in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $28,600,000 through December 31, 1993, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the end of 1993, the arrearage under the mortgage loan had increased to approximately
$48,180,000.   However, as discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, the joint venture has reserved the entire rent offset by J&H, $19,300,000 and $9,300,000 in 1993 and 1992, respectively, and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $5,587,000 and $12,159,000 for 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage loan will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O&Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Therefore, it appears unlikely that 125 Broad will be able to restructure the mortgage loan, and JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account. Reference is made to Note 3(c)(iv).

     260 Franklin Street Building

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in Note 4(b), and accordingly, such fees and commissions remained unpaid. The Partnership's share of such fees and lease commissions is approximately $523,615 at December 31, 1993. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant cost related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If the Partnership is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting purposes.

     900 Third Avenue Building

     During the year, occupancy of this building increased to 95%, up from 92% in the previous year primarily due to Investment Technology Group, Inc. occupying 15,636 square feet (approximately 3% of the building's leasable space) in the second quarter of 1993. The midtown Manhattan market remains very competitive. Although, the joint venture is in discussions with the existing lender for a possible refinancing and extension of its mortgage loan which matures in December 1994, there can be no assurance that the Partnership will be successful in such discussions.

     The Partnership and affiliated partner have filed a lawsuit against the former manager and one of the unaffiliated venture partners to recover the amounts advanced and certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit has been dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corp. ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal court. There is no assurance that the Partnership and affiliated partner will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the accompanying consolidated financial statements. Settlement discussions with one of the venture partners and the FDIC continue. The FDIC has, in the past, been unwilling to consider a settlement until certain other issues it has with one of the unaffiliated venture partners are resolved. It appears that a resolution of those other issues may be near. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     300 East Lombard Building

     Effective September 30, 1991, the Partnership sold, to an affiliate of the joint venture partners, 62% of its interest in a joint venture that owns a 55% interest in the 300 East Lombard investment property. In conjunction with the sale, the Partnership and buyer established a put-call option on the Partnership's remaining interest in the joint venture. In January 1993, the Partnership sold its remaining interest in accordance with the terms of the option. Reference is made to Note 7.

     Wells Fargo Center

     The Wells Fargo Center operates in the Downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. The Partnership is also aware that a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building is sub-leasing or attempting to sub-lease approximately one-fourth of its space, which is scheduled to expire in December 1998. The Partnership expects that the competitive market conditions will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing tenant space which expires or is given back over the next several years. The property operated at deficits in 1992 and 1993 due to rental concessions granted to facilitate leasing of space taken back from the two tenants noted above and the expansion of one of the other major tenants in the building. The property is expected to produce cash flow in 1994. The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture is classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and is reflected in the Partnership's share of operations of unconsolidated ventures in the accompanying consolidated financial statements). Such provision, made as of August 31, 1993, is recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. Further, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature in December o
Partnership may then decide not to commit any significant additional amounts to the property. This may result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 1 and 3(c)(iii).

     RiverEdge Place Building

     The RiverEdge Place Building was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership indicating that they were experiencing significant financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government Securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations.
The termination of the Bank's over-lease obligation yielded an approximately $1,591,000 reduction in accrued rents receivable. The Partnership took these courses of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note in order to reduce operating deficits anticipated as a result of the over-lease buy-out. In connection with the Partnership's negotiations with the lender, the Partnership ceased making debt service payments effective July 1, 1992. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. Accordingly, the mortgage note has been classified as a current liability in the accompanying consolidated financial statements.
Additionally, the tenant lease with First American Bank for approximately 120,000 square feet has been assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as reducing the effective rent on the retained space in exchange for an extension of the lease term from April, 1994 to July, 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring. Due to the uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations and sale, as a matter of prudent accounting practice, the Partnership made a provision for value impairment of $6,149,632 recorded as of September 30, 1992. Such provision was recorded to reduce the net carrying value of the investment property to the September 30, 1992 outstanding balance of the related non-recourse financing. Reference is made to Notes 1, 2(b) and

4(b)(iv).

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. Preliminary estimates of the damage range from $200,000 to $500,000. Much of this damage occurred within tenant premises in the building. The Partnership does not believe it has any significant obligations to reimburse tenants for such repairs. While the Partnership carried earthquake insurance on this property, it is anticipated that the total damages will not exceed the deductible amount. Although the property produced cash flow to the Partnership in 1993, there is uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations and sale as a result of the substantial amount of tenant space (approximately 83% of the building) under leases that are scheduled to expire during 1995 and 1996. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $1,740,533 recorded as of June 30, 1992. Such provision was recorded to reduce the net carrying value of the investment property to the June 30, 1992 outstanding balance of the related non-recourse financing. Reference is made to Notes 1 and 2(c).

     NewPark Associates

     In December 1992, NewPark Associates refinanced the existing indebtedness related to its shopping center with a new mortgage loan as described in Note 3(c)(v). In addition to retiring the prior mortgage loan and the notes payable to the unaffiliated joint venture partner, the new mortgage loan, which is in the principal amount of approximately $51,000,000 and bears interest at 8.75% per annum, has provided approximately $14,000,000 of additional proceeds, a major portion of which were used to pay the costs of the renovation work described below and to provide a reserve for future tenant improvement costs at the property. The new mortgage loan matures in November 1995, subject to the right of the joint venture to extend the maturity date to November 2000 upon payment of a $250,000 fee and satisfaction of certain conditions.

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially complete as of September 30, 1993. NewPark Mall may be subject to increased competition from a new mall that is expected to open in the vicinity in late 1994.

     California Plaza

     The property operated at a deficit in 1993 due to the costs incurred in connection with the leasing of space which was vacant or under leases that expired in 1993. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993. As more fully discussed in Note 4(b)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender. Additionally, due to the uncertainty of the Partnership's ability to recover the net carrying value of the California investment property, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment of California Plaza at June 30, 1993 of $2,166,799 (which included $1,558,492 relating to the venture partner's deficit investment balance at that date). Such provision reduced the net carrying value of the investment property to the June 30, 1993 outstanding balance of the related non-recourse mortgage note. Reference is made to Notes 1 and 4(b)(vi).

     Erie-McClurg Parking Facility

     On September 25, 1992, the Partnership, through Erie-McClurg Associates, sold the Erie-McClurg Parking Facility located in Chicago, Illinois. A portion of the cash proceeds was used to retire the first mortgage note secured by the property. Additionally, a portion of the proceeds was used to retire the Partnership's unsecured, non-revolving line of credit. Reference is made to Notes 2(e) and 7.

    Concurrently, with the sale of the Erie-McClurg Parking Facility, the Partnership entered into an agreement with the unaffiliated manager of the parking facility to induce the manager to re-write the existing long-term management agreement at less favorable terms to the manager. This agreement guarantees the manager 100% of the compensation which would have been earned under the agreement prior to the sale in years one through five and 50% of any potential difference between the management fee under the agreement prior to the sale and the renegotiated agreement with the purchaser (as defined) in years six through eighteen. Reference is made to Note 7.

     In connection with this agreement, at closing the Partnership paid the unaffiliated manager a partial settlement of $400,000 and has estimated the present value of the remaining contingent liability to be $360,000. This contingent liability is recorded as a long-term liability in the accompanying consolidated financial statements. Reference is made to Note 7.

     Springbrook Shopping Center

     In October 1993, a tenant occupying 20% of the space at the Springbrook Shopping Center vacated upon expiration of its lease. The Partnership is actively pursuing replacement tenants for the vacant space, but there is no assurance that any leases will be consummated. Due to the uncertainty of re-leasing this space, and due to the property being expected to operate at a deficit in 1994, there is uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Thus, as a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $7,534,763 at December 31, 1993. Such provision is recorded to reduce the net carrying value of the investment property to the December 31, 1993 outstanding balance of the related non-recourse financing. Reference is made to Note 1.

     Other

     The mortgage note secured by Eastridge Mall is scheduled to mature on October 1, 1995. There is no assurance that the venture will be able to refinance or obtain alternative financing when the note matures. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Eastridge Mall investment property, the Partnership has made, as a matter of prudent accounting practice, a provision at June 30, 1992 for value impairment of Eastridge Mall of $5,752,710. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 9701 Wilshire Building investment property, the Partnership has made, as a matter of prudent accounting practice, a provision at September 30, 1992 for value impairment of 9701 Wilshire Building of $12,504,079. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note. The property operated at a slight deficit in 1993 due to the costs incurred in connection with the re-leasing of the vacant space in the building. The mortgage note secured by the property matured on January 1, 1994. The Partnership obtained extensions of this note from the existing lender until August 1, 1994. The Partnership paid the lender $110,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remain the same on the loan as prior to the original maturity date. The unpaid principal and interest matures on August 1, 1994, and thus, the loan has been classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements.
The Partnership is pursuing a sale or alternative financing of the property, however, there is no assurance that the Partnership will be successful in either refinancing or selling the property. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize Partnership's recovery of its investments and any potential return thereon.
In light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although some portion of the Limited Partners' original capital is expected to be distributed from sales proceeds, without a dramatic improvement in market conditions the Limited Partners will not receive a full return of their original investment. In addition, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes.

RESULTS OF OPERATIONS

     The decrease in current portion of notes receivable at December 31, 1993 as compared to December 31, 1992 is primarily due to the receipt by the Partnership in June 1993 of $165,625 of the Boatman's settlement. Reference is made to Note 3(b)(i).

     The increase in escrow deposits and restricted securities at December 31, 1993 as compared to December 31, 1992 is primarily due to an increase in the escrow balance at the 260 Franklin Street Building and an increase in the escrow balance at Cal Plaza due to the loan modification in December 1993, offset by the return of reserves to the venture partner related to Cal Plaza as required by the 1991 settlement. Reference is made to Notes 3(b)(iii) and 4(b).

     The decrease in land and buildings and improvements at December 31, 1993 as compared to December 31, 1992 is primarily due to the Partnership's decision to establish provisions for value impairment in connection with the Cal Plaza, Villa Solana Apartments and Springbrook Shopping Center investment properties. The decrease in buildings and improvements is partially offset by additions of buildings and improvements at certain of the Partnership's investment properties. Reference is made to Note 1.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1993 as compared to December 31, 1992 is primarily due to the provision for value impairment recorded at Wells Fargo Center at August 31, 1993, of which the Partnership's share was $20,035,181, as more fully discussed in Note 1, and in the Liquidity and Capital Resources section above.

     The increase in the balance of the current portion of long-term debt and corresponding decrease in the balance of long-term debt at December 31, 1993 as compared to December 31, 1992 is primarily due to 9701 Wilshire's debt, which matured January 1, 1994 and for which the Partnership obtained extensions until August 1, 1994, Woodland Hills debt, which is scheduled to mature June 1, 1994, Dunwoody Crossings (Phase I and III) Apartment's debt, which is scheduled to mature on October 1, 1994, Park at Countryside Apartment's debt which has been in default since October 1993, and for which the lender has initiated foreclosure proceedings, and the Wells Fargo promissory note which is secured by the Partnership's interest in the South Tower joint venture, which is scheduled to mature on December 31, 1994, being classified as current liabilities at December 31, 1993. Reference is made to
Note 4.

     The increase in amounts due affiliates at December 31, 1993 as compared to December 31, 1992 is primarily due to the additional deferrals by the Partnership's General Partners and their affiliates of certain property management and leasing fees and reimbursements. Reference is made to Note 11.

     The increase in the balance of accrued interest payable at December 31, 1993 as compared to December 31, 1992 is primarily due to the accrual of approximately $2,611,000 in 1993 of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property. Reference is made to Note 4(b)(iv).

     The decrease in deposits and advances at December 31, 1993 as compared to December 31, 1992 is due to the return of reserves to the venture partner related to the California Plaza investment property as required by the 1991 settlement agreement. Reference is made to Note 3(b)(iii).

     Decreases in rental income for the year ended December 31, 1993 as compared to the same period in 1992 is primarily due to the June 30, 1992 buy-out of the First American Bank's over-lease obligations at RiverEdge Place, and the sale of the Erie-McClurg Parking Facility in September 1992.
Reference is made to Notes 2(b) and 7. Increases in rental income for the year ended December 31, 1992 as compared to the same period in 1991 are primarily due to the June 1992 buy-out of the First American Bank's over-lease obligations (as discussed above) offset, in part, by lower effective rental rates on tenant space that expired in 1991 and was re-leased in 1992 at the 260 Franklin Street investment property and the September 1992 sale of the Erie-McClurg Parking Facility.

     The decrease in interest income for the year ended December 31, 1993 as compared to the same period in 1992 is primarily due to lower interest rates earned on the Partnership's short-term investments. The increase in interest income for the year ended December 31, 1992 as compared to same period in 1991 is primarily due to an increase in the average balance of short-term investments in 1992 as compared to 1991.

     The decrease in mortgage and other interest for the year ended December 31, 1993 as compared to the same period in 1992 is primarily due to the sale of the Erie-McClurg Parking Facility in September, 1992, a reduction of the debt balance of RiverEdge Place investment property by $9,325,000 in June 1992 and the modification of the loan at Cal Plaza which decreased the effective interest rate. Reference is made to Notes 2(b), 4(b)(vi) and 7. The decrease in mortgage and other interest for the year ended December 31, 1992 as compared to the same period in 1991 is primarily due to the February 1992 modification (effecting a lower average interest rate) of the debt secured by the 160 Spear Street investment property, the June 1992 $9,325,000 principal reduction of the debt secured by the RiverEdge Place investment property and the September 1992 sale and simultaneous retirement of debt of the Erie-McClurg Parking Facility.

     The decrease in depreciation expense for the year ended December 31, 1993 as compared to the same period in 1992, and the decrease for the year and December 31, 1992 as compared to the same period in 1991 is primarily due to the provisions for value impairment recorded at several of the Partnership's investment properties in 1993 and 1992, which resulted in a lower basis of assets to be depreciated in 1993 and 1992, and due to the sale in September 1992 of the Erie-McClurg Parking Facility. Reference is made to Notes 1 and 7.

     The decrease in professional services for the years ended December 31, 1993 as compared to the same period in 1992 and the decrease for the year ended December 31, 1992 as compared to the same period in 1991 is primarily due to Partnership's 1991 and 1992 legal fees relating to the lawsuit against the joint venture partner of the C-C California Plaza venture. Reference is made to Note 3(b)(iii).

     The decrease in management fees to corporate general partner for the year ended December 31, 1993 as compared to the same period in 1992 and, the decrease for the year ended December 31, 1992 as compared to the same period in 1991 is due to the decreases in the Partnership's distributions in 1992, and suspension of distributions in 1992, a portion of which is earned by the Corporate General Partner as a partnership management fee. Reference is made to Note 11 relating to the deferral of these fees.

     The provisions for value impairment for the year ended December 31, 1993 relate to provisions recorded for Cal Plaza, Villa Solana Apartments, and Springbrook Shopping Center of $2,166,799, $916,309 and $7,534,763, respectively. The provisions for value impairment for the year ended December 31, 1992 relate to provisions recorded for Eastridge Mall, 21900 Burbank Boulevard Building, 9701 Wilshire Building and RiverEdge Plaza properties of $5,752,710, $1,740,533, $12,504,079 and $6,149,632,
respectively.  Reference is made to Note 1.

     The increase in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1993 as compared to the same period in 1992 is primarily due to the provision for value impairment recorded at August 31, 1993 at Wells Fargo Center (of which the Partnership's share is $20,035,181), offset by a decrease in the Partnership's share of losses of JMB/125 due to the receipt of the Salomon Brothers lease termination fee payment in 1993. The increase in the Partnership's share of losses from operations of unconsolidated ventures for the year ended December 31, 1992 as compared to the same period in 1991 is primarily due to activity at the 125 Broad Street office building, including (i) the recognition of losses relating to Johnson and Higgins receivables in 1992 and (ii) a decrease in rental income as a result of a major tenant vacating a large portion of its space during 1991. The Partnership's share of loss from operations of unconsolidated ventures for 1991 includes a provision for value impairment recorded on the books of the 125 Broad Street Building as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of related non-recourse financing. Reference is made to Notes 3(c)(iii) and 3(c)(iv).

     The gain on sale of investment property in 1992 relates to the sale of the Erie-McClurg Parking Facility in September 1992. Reference is made to
Note 7.

     The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1993 relates to JMB/Owning's sale of its interest in Owings Mills Limited Partnership ("OMLP") in June 1993, and the Partnership's sale of the remaining interest in Harbor Overlook Limited Partnership in January 1993.

The gain on sale of interest in unconsolidated ventures for the year ended December 31, 1991 relates to the Partnership's sale of 62% of its general partnership interest in Harbor Overlook Limited Partnership in 1991. Reference is made to Note 7.

     The $1,014,538 extraordinary item for the year ended December 31, 1991 relates to the cancellation in February 1991, of the wrap-around mortgage note secured by the Woodland Hills apartment complex. Reference is made to Note 4(c).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial and retail properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on net operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                                        INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, years ended December 31, 1993,
  1992 and 1991
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991
Notes to Consolidated Financial Statements

                                                                       SCHEDULE
                                                                        --------

Supplementary Income Statement Information                                  X
Consolidated Real Estate and Accumulated Depreciation                      XI

Schedules not filed:

     All schedules other than those indicated in the indices have been omitted as the required information is inapplicable or the information is presented in the consolidated or combined financial statements or related notes.




                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                           CERTAIN UNCONSOLIDATED VENTURES

                                        INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1993 and 1992
Combined Statements of Operations, years ended December 31, 1993,
  1992 and 1991
Combined Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1993, 1992 and 1991
Combined Statements of Cash Flows, years ended December 31, 1993,
  1992 and 1991

Notes to Combined Financial Statements

                                                                       SCHEDULE
                                                                        --------

Supplementary Income Statement Information                                   X
Combined Real Estate and Accumulated Depreciation                           XI

Schedules not filed:

     All schedules other than those indicated in the indices have been omitted as the required information is inapplicable or the information is presented in the consolidated or combined financial statements or related notes.






                            INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XV (a limited partnership) and Consolidated Ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and Consolidated Ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As described in Note 3 (c)(iv) of notes to consolidated financial statements, the property owned by 125 Broad Street Company (125 Broad), in which the Partnership has an interest through 125 Broad Building Associates (JMB/125), has suffered losses and cash flow deficits from operations and expects to incur significant cash flow deficits in the future that are required to be funded by the unaffiliated venture partners through 1995 pursuant to the 125 Broad joint venture agreement. In 1992, the unaffiliated venture partners failed to advance necessary funds to 125 Broad and, as a result, 125 Broad defaulted on its mortgage loan. JMB/125 has notified the unaffiliated joint venture partners that their failure to advance funds to cover operating deficits constitutes a default under the 125 Broad joint venture agreement. The 125 Broad joint venture partners have been negotiating with the property's lender to restructure the mortgage loan; however, there can be no assurances that negotiations to restructure the loan will be successful. The Partnership believes it is unlikely that the unaffiliated joint venture partners will fulfill their funding obligations to 125 Broad and JMB/125. As a result, it appears unlikely that 125 Broad will be able to restructure the mortgage loan. In the event that 125 Broad is unable to restructure the mortgage loan, JMB/125 would likely decide not to commit additional funds to 125 Broad. These circumstances could result in the Partnership no longer having an ownership interest in the investment property.

The ultimate outcome of these circumstances cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Additionally, as discussed in Notes 3 and 4 of notes to consolidated financial statements, a number of mortgage loans secured by the Partnership's investment properties or investment properties owned by ventures in which the Partnership has an interest, mature in 1994. The Partnership has commenced or intends to commence discussions with the mortgage lenders in order to extend and/or modify such mortgage loans. In the event that discussions with lenders are unsuccessful, the Partnership and its venture partners may be unable or unwilling to commit additional amounts to the investment properties. These circumstances could result in the Partnership no longer having an ownership interest in certain investment properties. The ultimate outcome of these circumstances cannot presently be determined. The Partnership and ventures have recorded provisions for value impairment, where applicable, to reduce the net book value of such properties to the outstanding balance of the related non-recourse financing (Notes 1 and 3 of notes to consolidated financial statements).







                                                   KPMG PEAT MARWICK


Chicago, Illinois
March 28, 1994

                                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS
                                                                 DECEMBER 31, 1993 AND 1992

                                                                           ASSETS
                                                                           ------

                                                                                                        1993              1992
                                                                                                     ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,020,087        3,188,488
  Short-term investments (note 1). .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,167,294        9,725,210
  Interest, rents and other receivables (net of reserve for uncollectibility of $17,200 in 1993
    and $124,935 in 1992). . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . .      1,092,658        1,288,627
  Current portion of notes receivable (net of reserve for uncollectibility of
    $1,466,051 in 1993 and 1992) (note 8). . . . . . . . . . . . . . . .. . . . . . . . . . . . .         34,073          219,557
  Escrow deposits and restricted securities (notes 1 and 4(b)) . . . . .. . . . . . . . . . . . .      6,151,429        4,199,918
                                                                                                    ------------     ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .     22,465,541       18,621,800
                                                                                                    ------------     ------------
Investment properties, at cost (notes 1, 2 and 3) - Schedule XI:
   Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .     37,109,099       38,697,995
   Buildings and improvements. . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .    376,030,478      382,575,795
                                                                                                    ------------     ------------
                                                                                                     413,139,577      421,273,790
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .   (107,997,321)     (95,627,226)
                                                                                                    ------------     ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . .  . .    305,142,256      325,646,564
                                                                                                    ------------     ------------

Investment in unconsolidated ventures, at equity (notes 3 and 12). . . . . . . . . . . . . .  . .     28,554,815       53,315,151
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .      4,305,261        5,084,619
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .      6,719,239        7,775,550
Venture partners' deficit in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .      4,699,065        3,688,890
                                                                                                    ------------     ------------

                                                                                                    $371,886,177      414,132,574
                                                                                                    ============     ============

                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------
                                                                                                        1993              1992
                                                                                                    ------------     ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . .  . . . . . . . . . . . .   $103,244,992       32,940,514
  Current portion of notes payable (note 10) . . . . . . . . . . . . . . . . . . . .  . . . . . .         70,701           70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .      2,256,478        2,907,807
  Amounts due to affiliates (note 11). . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .      6,410,710        5,578,932
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .      6,130,382        3,404,490
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .        728,334          792,844
  Deposits and advances (note 3(b)(iii)) . . . . . . . . . . . . . . . . . . . . . .  . . . . . .          --             430,000
                                                                                                    ------------     ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .    118,841,597       46,125,288
Notes payable (note 10). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .        361,135          431,836
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .        863,192          812,480
Investment in unconsolidated ventures, at equity (notes 3 and 12). . . . . . . . . .  . . . . . .     28,318,569       21,499,082
Other liabilities (note 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .        360,000          360,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . .  . . . . . .    237,811,558      305,589,971
                                                                                                    ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .    386,556,051      374,818,657
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . .  . . . . . .      9,901,367       10,354,954
Partners' capital accounts (deficits) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .         20,000           20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .    (15,779,416)     (13,562,316)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .       (600,866)        (600,866)
                                                                                                    ------------     ------------
                                                                                                     (16,360,282)     (14,143,182)
                                                                                                    ------------     ------------
  Limited partners (443,717 Interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . .. . . . . .    384,978,681      384,978,681
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .   (368,991,190)    (317,923,210)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .    (24,198,450)     (23,953,326)
                                                                                                    ------------     ------------
                                                                                                      (8,210,959)      43,102,145
                                                                                                    ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . .. . . . . . . .    (24,571,241)      28,958,963
                                                                                                    ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4,7 and 9)
                                                                                                    $371,886,177      414,132,574
                                                                                                    ============     ============

                                                See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                  1993               1992                1991
                                                                              ------------        -----------         -----------
Income:
  Rental income. . . . . . . . . . .  . . . . . . . . . . . . . . . . .        $54,795,252         63,899,911          60,216,942
  Interest income. . . . . . . . . . . . . . . . . . . . . . .. . . . .            492,992            599,222             501,357
                                                                               -----------        -----------         -----------
                                                                                55,288,244         64,499,133          60,718,299
                                                                               -----------        -----------         -----------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . .. .         34,767,530         36,863,527          38,734,494
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .  . . .         12,370,095         13,296,137          14,143,499
  Property operating expenses. . . . . . . . . . . . . . . . . .  . . .         22,465,768         23,159,488          24,638,273
  Professional services. . . . . . . . . . . . . . . . . . . . .  . . .            605,331            957,340           1,071,470
  Amortization of deferred expenses. . . . . . . . . . . . . . .  . . .          1,223,341          1,322,442           1,298,384
  Management fees to corporate general partner (note 11) . . . .  . . .              --                15,407             130,958
  General and administrative . . . . . . . . . . . . . . . . . .  . . .            628,691            601,145             761,608
  Provisions for value impairment (note 1) . . . . . . . . . . .  . . .         10,617,871         26,146,954               --
                                                                               -----------        -----------         -----------
                                                                                82,678,627        102,362,440          80,778,686
                                                                               -----------        -----------         -----------

          Operating loss . . . . . . . . . . . . . . . . .  . . . . . .         27,390,383         37,863,307          20,060,387

Partnership's share of loss from operations of unconsolidated ventures
  (note 12) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,617,778         24,576,481          15,887,646
Venture partners' share of ventures' operations (note 3) .  . . . . . .         (2,866,514)        (3,678,862)         (3,432,757)
                                                                               -----------        -----------         -----------

          Net operating loss . . . . . . . . . . . . . . . . . . . .  .         56,141,647         58,760,926          32,515,276

Gain on sale of investment property (note 7) . . . . . . . . . . . .  .              --              (506,446)              --
Gain on sale of interests in unconsolidated ventures (note 7). . . .  .         (2,856,567)             --             (9,041,533)
                                                                               -----------        -----------         -----------

          Net loss before extraordinary item . . . .  . . . . . . . . .         53,285,080         58,254,480          23,473,743

Extraordinary item (note 4(c)) . . . . . . . . . . .  . . . . . . . . .              --                 --             (1,014,538)
                                                                               -----------        -----------         -----------

          Net loss . . . . . . . . . . . . . . . . .  . . . . . . . . .        $53,285,080         58,254,480          22,459,205
                                                                               ===========        ===========         ===========

                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                                                  1993               1992                1991
                                                                              ------------        -----------         -----------

          Net loss per limited partnership interest (note 1):
              Net operating loss . . . . . . . . . .  . . . . . . . . .        $    121.46             127.13               70.35
              Net gain on sale of investment property . . . . . . . . .              --                 (1.13)              --
              Net gain on sale of interests in unconsolidated ventures.              (6.37)             --                 (20.17)
              Extraordinary item . . . . . . . . . . . . . . . . . . ..              --                 --                  (2.20)
                                                                               -----------        -----------         -----------

                                                                               $    115.09             126.00               47.98
                                                                               ===========        ===========         ===========

























                                                See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                        YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          GENERAL PARTNERS                                         LIMITED PARTNERS (443,717 INTERES
                     -------------------------------------------------------      --------------------------------------------------
                                                                                              CONTRI-
                                                                                              BUTIONS
                                                                          NET OF
              CONTRI-       NET         CASH                              OFFERING           NET            CASH
              BUTIONS       LOSS     DISTRIBUTIONS       TOTAL            COSTS             LOSS       DISTRIBUTIONS        TOTAL
              -------    ----------  -------------    -----------      -----------      -----------    -------------     -----------
Balance
 (deficit)
 December
 31, 1990  .  $20,000    (10,047,328)    (600,866)   (10,628,194)     384,978,681      (240,724,513)    (21,845,664)    122,408,504

Net loss . .     --       (1,169,615)        --       (1,169,615)           --          (21,289,590)          --        (21,289,590)
Cash dis-
 tributions
 ($4.25 per
 limited
 partnership
 interest) .     --             --           --            --               --                --         (1,885,803)     (1,885,803)
              -------     -----------    ---------   -----------      -----------      ------------     ------------    -----------

Balance
 (deficit)
 December
 31, 1991 .    20,000     (11,216,943)   (600,866)   (11,797,809)     384,978,681      (262,014,103)    (23,731,467)     99,233,111

Net loss . .     --        (2,345,373)      --        (2,345,373)           --          (55,909,107)          --        (55,909,107)
Cash distri-
 butions
 ($.50 per
 limited part-
 nership
 interest) .     --            --           --             --               --               --            (221,859)        (221,859
              -------     -----------   ---------    -----------     -----------      ------------     ------------      -----------

Balance
 (deficit)
 December
 31, 1992  .   20,000     (13,562,316)  (600,866)   (14,143,182)     384,978,681      (317,923,210)    (23,953,326)       43,102,145

Net loss  .      --        (2,217,100)      --       (2,217,100)           --          (51,067,980)           --         (51,067,980
Cash distri-
 butions
 ($.55 per
 limited
 partnership
 interest) .     --             --          --           --               --                --           (245,124)         (245,124)
              -------     -----------   ---------    -----------      -----------      ------------   ------------       -----------

Balance
 (deficit)
 December
 31, 1993 .   $20,000     (15,779,416)   (600,866)   (16,360,282)     384,978,681      (368,991,190)   (24,198,450)       (8,210,959
              =======     ===========   =========    ===========      ===========      ============   ============       ===========

                                                See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                  1993               1992                1991
                                                                              ------------        -----------         -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . .       $(53,285,080)       (58,254,480)        (22,459,205)

  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . .. . . . . . . . . . . . . . . . . . . . . . .         12,370,095         13,296,137          14,143,499
    Amortization of deferred expenses.  . . . . . . . . . . . . . . . .          1,223,341          1,322,442           1,298,384
    Long-term debt - deferred accrued interest . .  . . . . . . . . . .          3,543,421          2,072,994           3,587,106
    Partnership's share of loss from operations of unconsolidated ventures      31,617,778        24,576,481          15,887,646
    Venture partners' share of ventures' operations. . . .  . . . . . .         (2,866,514)        (3,678,862)         (3,432,757)
    Provisions for value impairment. . . . . . . . . . . .  . . . . . .         10,617,871         26,146,954               --
    Gain on sale of investment property (note 7) . . . . .  . . . . . .              --              (506,446)              --
    Gain on sale of interests in unconsolidated ventures (note 7) . . .         (2,856,567)             --             (9,041,533)
    Extraordinary item-early extinguishment of debt (note 4(c)).  . . .              --                 --             (1,014,538)

  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . .. . . .            195,969            163,945           1,394,379
    Current portion of notes receivable. . . . . . . . . . . . .. . . .            185,484            767,844             564,280
    Notes receivable . . . . . . . . . . . . . . . . . . . . . .. . . .              --               165,625             167,281
    Escrow deposits and restricted securities (note 4(b)). . . .. . . .         (1,951,511)          (529,901)         (2,931,114)
    Accrued rents receivable . . . . . . . . . . . . . . . . . .. . . .          1,056,311          2,612,964           1,077,056
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .. . . .           (651,329)           410,584            (382,758)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . .. . . .            831,778            999,184           1,313,961
    Accrued interest payable . . . . . . . . . . . . . . . . . .. . . .          2,725,892            892,521            (436,663)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . .. . . .            (64,510)          (850,110)             77,499
    Deposits and advances. . . . . . . . . . . . . . . . . . . .. . . .           (430,000)             --               (348,569)
    Tenant security deposits . . . . . . . . . . . . . . . . . .. . . .             50,712             70,393             (96,635)
                                                                              ------------        -----------         -----------

          Net cash provided by (used in) operating activities. .. . . .          2,313,141          9,678,269            (632,681)
                                                                              ------------        -----------         -----------

                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                  1993               1992                1991
                                                                              ------------        -----------         -----------

Cash flows from investing activities:
  Net purchases of short-term investments. . .  . . . . . . . . . . . .           (442,084)        (3,908,797)              --
  Additions to investment properties . . . . .  . . . . . . . . . . . .           (838,618)        (1,728,484)         (1,493,457)
  Purchase price adjustment. . . . . . . . . .  . . . . . . . . . . . .              --                 --                 65,504
  Partnership's distributions from unconsolidated ventures . .  . . . .          3,329,583          5,243,928           7,506,022
  Partnership's contributions to unconsolidated ventures . . .  . . . .           (740,111)        (1,301,243)         (2,079,667)
  Cash proceeds from sale of investment property (note 7). . .  . . . .              --            10,680,440               --
  Cash proceeds from sale of interests in unconsolidated ventures (note 7)         229,140              --                383,244
  Changes in escrow deposits and restricted securities (note 3(b)(iii)).             --                 --              1,033,113
  Payment of deferred expenses . . . . . . . . . . . . . .. . . . . . .           (530,531)        (1,192,057)           (599,866)
                                                                              ------------        -----------         -----------

          Net cash provided by investing activities. . . .. . . . . . .          1,007,379          7,793,787           4,814,893
                                                                              ------------        -----------         -----------

Cash flows from financing activities:
  Payoff of bank notes payable . . . . . . . . . . . . . .. . . . . . .              --            (6,335,000)              --
  Proceeds from bank notes payable . . . . . . . . . . . .. . . . . . .              --                 --                700,000
  Principal payments on long-term debt . . . . . . . . . .. . . . . . .         (1,017,356)        (1,118,875)         (1,134,710)
  Principal paydown or retirement on long-term debt (notes 2(b) and 4(b))            --           (18,791,830)              --
  Proceeds from long-term debt (note 4(b)) . . . . . . . .  . . . . . .              --             9,800,000               --
  Principal payments on notes payable. . . . . . . . . . .  . . . . . .            (70,701)           (70,701)            (70,701)
  Venture partners' contributions to venture . . . . . . .  . . . . . .             30,000            182,116           2,622,490
  Distributions to venture partners. . . . . . . . . . . .  . . . . . .           (185,740)          (359,270)         (2,390,002)
  Distributions to limited partners. . . . . . . . . . . .  . . . . . .           (245,124)          (221,859)         (1,885,803)
                                                                              ------------        -----------         -----------
         Net cash used in financing activities   . . . . .  . . . . . .         (1,488,921)       (16,915,419)         (2,158,726)
                                                                              ------------        -----------         -----------

         Net increase in cash and cash equivalents . . . .  . . . . . .       $  1,831,599            556,637           2,023,486
                                                                              ============        ===========         ===========

                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                  1993               1992                1991
                                                                               -----------        -----------         -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.  . . . . . . . . . . . . .        $28,498,214         33,898,012          35,584,051
                                                                               ===========        ===========         ===========
  Non-cash investing and financing activities:
    Extraordinary item - early extinguishment of debt (note 4(c)).  . .        $     --               --                1,014,538
    Non-cash gain recognized on sale of interest in unconsolidated venture
      (note 7) . . . . . . . . . . . . . . . . . . . . . . . . . .  . .          2,627,427            --                8,658,289
    Purchase price reduction applied towards payment of principal
      on long-term debt (note 3(b)(i)) . . . . . . . . . . . . . .  . .              --               --                  240,285
    Deferred expenses funded by increases in notes payable . . . .  . .              --               --                   51,026
                                                                               ===========        ===========         ===========
  Sale of investment property (note 7):
    Total sale proceeds, net of selling expenses . . . . . . . . .  . .        $     --            17,932,665               --
    Contingent liability assumed upon sale . . . . . . . . . . . .  . .              --               360,000               --
    Principal balance due on mortgage payable. . . . . . . . . . .  . .              --            (7,612,225)              --
                                                                               -----------        -----------         -----------

         Cash proceeds from sale of investment property,
            net of selling expenses . . . . . . . . . . . . . . . . . .        $     --            10,680,440               --
                                                                               ===========        ===========         ===========


















                                                See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1993, 1992 AND 1991




(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, Eastridge Development Company ("Eastridge"); Daytona Park Associates ("Park"); JMB/160 Spear Street Associates ("160 Spear"); Villa Solana Associates ("Villa Solana"); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners-South Tower ("South Tower"); Harbor Overlook Limited Partnership ("Harbor"); JMB/Owings Mills Associates ("JMB/Owings"); Carlyle-XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125") and JMB/NewPark Associates, L.P. ("JMB/NewPark").

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the years ended December 31, 1993 and 1992:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                  1993                                    1992
                                                    --------------------------------        ------------------------------
                                                     GAAP BASIS          TAX BASIS           GAAP BASIS          TAX BASIS
                                                    ------------       ------------         -----------        -----------

Total assets . . . .  . . . . . . . . . . . .       $371,886,177        173,128,303         414,132,574        177,783,423

Partners' capital accounts (deficit):
  General partners .  . . . . . . . . . . . .        (16,360,282)       (23,818,870)        (14,143,182)       (25,081,131)
  Limited partners .  . . . . . . . . . . . .         (8,210,959)        27,985,249          43,102,145         41,432,383

Net gain (loss):
  General partners .  . . . . . . . . . . . .         (2,217,100)         1,262,261          (2,345,373)          (823,532)
  Limited partners .  . . . . . . . . . . . .        (51,067,980)       (13,202,010)        (55,909,107)       (18,792,533)

Net loss per limited partnership interest.  .             115.09              29.75              126.00              42.35
                                                    ============       ============         ===========        ===========

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (443,717). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market.

For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at December 31, 1993 and 1992) as cash equivalents with any remaining amounts reflected as short-term investments.

     Escrow deposits and restricted securities primarily represent cash and investments restricted as to their use by the Partnership.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 125 Broad Street Building (note 3(c)(iv), 260 Franklin Street Building, Eastridge Mall, 21900 Burbank Boulevard Building, 9701 Wilshire Building, RiverEdge Place, California Plaza, Wells Fargo Center - IBM Tower, Villa Solana Apartments and Springbrook Shopping Center investment properties, the Partnership, or ventures, as the case may be, made, as a matter of prudent accounting practice, provisions for value impairment. A provision for value impairment was recorded at June 30, 1992 of $5,752,710 and $1,740,533 for Eastridge Mall and 21900 Burbank Boulevard Building, respectively, at September 30, 1992 of $12,504,079 and $6,149,632 for 9701
Wilshire Building and RiverEdge Place, respectively, at June 30, 1993, of $2,166,799 for California Plaza, which included $1,558,492 relating to the venture partner's deficit investment balance at that date, at August 31, 1993, of $67,479,871 (of which, the Partnership's share is $20,035,181) at Wells Fargo Center - IBM Tower, at September 30, 1993, of $916,309 at Villa Solana Apartments, and at December 31, 1993 of $7,534,763 at Springbrook Shopping Center. Such provisions generally reduce the net carrying values of the investment properties to the then outstanding balance of the related non-recourse mortgage notes.

     Deferred expenses are comprised principally of deferred financing fees which are amortized over the related debt term and deferred leasing fees which are amortized over the related lease term.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the RiverEdge Place Building and Park at Countryside Apartments investment properties has been classified by the Partnership as a current

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP -

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


liability at December 31, 1993 as a result of defaults (see notes 4(b)(i) and 4(b)(iv)), and because the resolution of such defaults is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $319,790,235, has been calculated to have a SFAS 107 value of $311,472,146 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

     Certain reclassifications have been made to the 1992 and 1991 consolidated financial statements to conform with the 1993 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's") (note 3(b)(i)). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor (note 7). In September 1992, the Partnership sold the Erie-McClurg Parking Facility (note 7). In June 1993, the Partnership sold its interest in Owings Mills Shopping Center (note 7). All of the properties owned at December 31, 1993 were completed and operating.

    The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs. Deprecia-tion on the operating properties has been provided over the estimated useful lives of 5-30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     (b)  RiverEdge Place Building

     The RiverEdge Place Building (formerly the First American Bank Building) was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership and indicated that they were experiencing significant financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations. The termination of the Bank's over-lease obligations yielded an approximately $1,591,000 reduction in accrued rents receivable.
The Partnership took these courses of action due to the First American Bank's

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage note secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note in order to reduce operating deficits anticipated as a result of the over-lease buy-out (see note 4(b)(iv)). Additionally, the tenant lease with First American Bank for approximately 120,000 square feet of space was assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as, reducing the effective rent on the retained space in exchange for an extension of the lease term from April 1994 to July 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring.

     (c)  21900 Burbank Boulevard Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. Preliminary estimates of the damage range from $200,000 to $500,000. Much of this damage occurred within tenant premises in the building. The Partnership does not believe it has any significant obligations to reimburse tenants for such repairs. While the Partnership carried earthquake insurance on this property, it is anticipated that the total damages will not exceed the policy's deductible amount.

     (d)  Springbrook Shopping Center

     In October 1993, a tenant occupying 20% of the space at the Springbrook Shopping Center vacated upon expiration of its lease. The Partnership is actively pursuing replacement tenants for the vacant space.

     (e)  Erie-McClurg Parking Facility

     The mortgage note secured by the Erie-McClurg Parking Facility was scheduled to mature May 1, 1992. The Partnership negotiated with the underlying lender and received an extension of the note's maturity to September 30, 1992. On September 25, 1992, the Partnership sold the Erie-McClurg Parking Facility to an unaffiliated third party for a price of $18,700,000 (before selling costs and prorations) (note 7).

     (f)  Woodland Hills Apartments

     Effective February 1, 1991, the seller/manager has agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt which consists of first and second mortgage notes secured by the property is scheduled to mature in June 1994. The Partnership plans to refinance the notes when they mature, although there is no assurance the Partnership will be able to obtain such financing (see note 4(c)).

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(3)  VENTURE AGREEMENTS

     (a)  Introduction

     The Partnership (or Carlyle-XV Associates, L.P., in which the Partnership holds a limited partnership interest) has entered into eight joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900, JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") or Carlyle Real Estate Limited Partnership-XVI (or Carlyle-XVI Associates, L.P., in which Carlyle Real Estate Limited Partnership-XVI holds a limited partnership interest) ("Carlyle-XVI"), partnerships sponsored by the Corporate General Partner, and eight joint venture agreements with unaffiliated venture partners. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $247,300,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). The terms of these affiliated partnerships provide, in general, that the benefits of ownership, including tax effects, net cash receipts and sale and refinancing proceeds, are allocated between or distributed to, as the case may be, the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to contribute additional amounts to the venture.

     During 1989, the Partnership disposed of its interest in the Boatmen's venture (note 3(b)(i)). During 1991, the Partnership sold a portion of its interest in the Harbor venture (note 7). In January 1993, the Partnership sold the remaining portion of its interest in the Harbor venture and in June 1993, the Partnership sold its interest in the JMB/Owings Mills joint venture (note 7).

     (b)  Consolidated Ventures

     The terms of the 260 Franklin venture have been described, in general, above (note 3(a)). The terms of the Eastridge, Park, 160 Spear, Villa Solana, Cal Plaza and VNE Partners ventures can be described in general, as follows:

     In most instances, these properties were acquired (as completed) for a fixed purchase price; however, certain properties were developed by the ventures and in those instances, the contributions of the Partnership are generally fixed. The joint venture partner was required to contribute any excess of cost over the aggregate amount available from Partnership contributions and financing. To the extent such funds exceed the aggregate costs, the venture partner was entitled to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described in note 4.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the

                 CARLYLE REAL ESTATE LIMITED PARTNERSHI

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



various ownership interests of the Partnership and its venture partners. During 1993, 1992 and 1991, three, four and four, respectively, of the ventures' properties produced net cash receipts. The Partnership also has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of net sale or refinancing proceeds from the ventures.

     In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the Partnership. In addition, generally amounts equal to certain expenses paid from capital contributions by the Partnership or venture partners are allocated to the contributing partner or partners.

          (i)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

       On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the Partnership would receive payments totalling $2,325,000. As of December 31, 1993 the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of December 31, 1993. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement to the extent of the cash collected. There is no assurance that the remaining delinquent payments will be collected.

          (ii)  Park

     In November 1991, Park modified the mortgage note secured by Park at Countryside Apartments effective January 1, 1990 (note 4(b)). In October 1993, the joint venture ceased making the required debt service payments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Therefore, as of the date of this report, the loan is in default and the lender has initiated procedures to obtain title to the property. As a result of an amendment to the joint venture agreement, an affiliate of the joint venture partners agreed to manage the property without compensation from January 1, 1990 through December 31, 1995.

          (iii)  Cal Plaza

     In August 1990, the joint venture partner filed a lawsuit against the Partnership, the General Partners of the Partnership and certain of their affiliates, alleging, among other things, breaches of the joint venture agreement and fraud. The Partnership filed a counter claim against the joint venture partner for breaches of the joint venture agreement and property management agreement. In November 1991, the Partnership and the joint venture partner reached a settlement resolving certain claims between the two parties.

Under the terms of the settlement agreement, the obligation of the venture partner to indemnify Cal Plaza for payment on promissory notes issued to a tenant was revised (see note 10) and previously escrowed amounts were made available for 1991 cash flow requirements.

     In December 1993, the venture reached an agreement with the lender to modify the mortgage note, effective February 1993. The accrual rate of the note remains at 10.375%, but the interest only monthly payments are based on

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

an interest rate of 8% per annum. The maturity date of the note has been extended from January 1, 1997 to January 1, 2000, and property cash flows are required to be escrowed as more fully described in note 4(b)(vi).

     (c)  Significant Unconsolidated Ventures

          (i)  JMB/Piper

     In 1984, the Partnership acquired, through a joint venture partnership ("JMB/Piper") with Carlyle-XIV, an interest in three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper") with the developer and certain limited partners which own a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota. As of December 31, 1993, two of the limited partners are primary tenants in the office building and hold a 25% interest in the land and building ventures. The third limited partner holds a 4% interest in the building venture; however, on January 15, 1992, it returned its 4% interest in the land venture to 222 South Ninth Street Limited Partnership (as discussed below). In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and Carlyle-XIV, acquired the developer's interest in the OB Joint Venture as discussed below.

     The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest was approximately $63,214,000 and $53,729,000 at December 31, 1993 and 1992, respectively. The Partnership and the affiliated partner, Carlyle-XIV, have contributed to JMB/Piper the funds required for such loans.

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000.
Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level.
Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992 or 1993. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 29% of the ground rent (25% after January 15, 1992 as a result of the Larkin, Hoffman, Daly & Lindgren, Ltd. settlement discussed below), such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and will be remitted to the lender during the second quarter of 1994. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of December 31, 1993, the manager has deferred approximately $1,792,000 of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


remaining unpaid management fees would be payable out of the venture's share of sale of refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of it share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

     Furthermore, pursuant to the loan modification, the venture can prepay the mortgage note beginning February 1, 1996. The prepayment fee is equal to the sum of (i) 6% of the amount prepaid declining 1/2 of 1% per annum to a minimum of 1%; (ii) from the greatest of: (1) net sale proceeds or (2) net refinance proceeds or (3) the net appraised value (all as defined), an amount until the lender has received an internal rate of return of 12% per annum if prepayment occurs between February 1, 1996 and February 1, 1997; 12 3/4% if prepayment occurs between February 1, 1997 and February 1, 1998; and 13.59% per annum thereafter; and (iii) after the lender has received the internal rate of return as noted above, the next $10,000,000 of net proceeds (as determined in (ii) above) will be distributed 50% to the lender and 50% to the venture, the next $10,000,000 - 40% to the lender and 60% to the venture, the next $10,000,000 - 30% to the lender and 70% to the venture, the next $10,000,000 - 20% to the lender and 80% to the venture, and the remaining proceeds - 10% to the lender and 90% to the venture. For financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return assuming the note is held to maturity. In order for the venture to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay interest on any operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the venture partners. Accordingly, operating profits and losses (excluding depreciation and amortization) were allocated 71% to the General Partner and 29% to limited partners during 1993 and 100% to the General Partner during 1992.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans will be repaid. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating that it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also an owner with partial interests in the building and the land under the building. After substantive review of Larkin's financial condition, on January 15, 1992, the joint venture signed an agreement with Larkin to terminate its lease in return for its partial interest (4%) in the land under the building and a $1,011,798 note payable to the joint venture. The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note payable at any time.

     During the third quarter of 1992, the joint venture executed a lease amendment with a major tenant and joint venture partner, Piper Jaffray Inc., which provides for (i) deletion of the tenant's option to terminate in March 1994 its leases on 21,508 square feet of space and 18,288 square feet of space which leases were to expire on March 2000 and March 1995, respectively, (ii)

                  CARLYLE REAL ESTATE LIMITED PARTNERSH

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


extension of the lease term on its 18,288 square foot space to March 2000,
(iii) rent reductions on the aggregate 39,796 square feet of space, (iv) lease expansions through March 2000 of 23,344 square feet (the former Larkin, Hoffman space) and 19,350 square feet on November 1992 and February 1993, respectively, at rental rates significantly below market, and (v) additional expansion options to lease up to an additional 94,210 square feet of space throughout the term of the lease.

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet).

The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market which is significantly lower than the reduced rental rate on the tenant's current occupied space.

          (ii)  JMB/900

     In 1984, the Partnership acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners are the developer of the property and an affiliate of the developer (the "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 66-2/3% share of capital contributions.

     JMB/900 has made capital contributions to Progress Partners and certain payments to an affiliate of the developer, in the aggregate amount of $17,200,000, subject to the obligation to make additional capital contributions as described below.

     JMB/900 has also made a loan to the developer in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1991, 1992 and 1993). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum. Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make this payment. Such amounts have not been paid as interest has not been received on the $20,000,000 loan discussed above. Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the Venture Partners.

     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900. Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP -

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


JMB/900 is entitled to receive the next $21,000,000 and the Venture Partners will receive the next $42,700,000. Any remaining net proceeds are to be distributed 49% to JMB/900 and 51% to the Venture Partners.

     Operating profits, in general, are allocated 49% to JMB/900 and 51% to the Venture Partners. Operating losses, in general, are allocated 90% to JMB/900 and 10% to the venture partners.

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partners assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property.

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. The FDIC has, in the past, been unwilling to consider a settlement until certain other issues it has with one of the unaffiliated venture partners are resolved. It appears that a resolution of those other issues may be near. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     The joint venture negotiated an early lease termination agreement with a major tenant that vacated its space in June 1992. The joint venture terminated the lease (which was to expire in November 2000) for a fee of approximately $1.2 million (including arrearages). The Partnership is currently seeking a replacement tenant for the vacated space (14,700 square feet). The Midtown Manhattan office rental market remains very competitive.

          (iii)  South Tower

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owns a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership include Carlyle Real Estate Limited Partnership-XIV ("Affiliated Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

     The Partnership and the Affiliated Partner purchased their interests for $61,592,000. In addition, the Partnership and the Affiliated Partner made capital contributions to South Tower totaling $48,400,000 for general working capital requirements and certain other obligations of South Tower. The Partnership's share of the purchase price, capital contributions (net of additional financing) and interest thereon totaled $53,179,000.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The terms of the South Tower agreement generally provide that the Partnership and Affiliated Partner's aggregate share of the South Tower's annual cash flow, net sale or refinancing proceeds, and profits and losses are to be distributed or allocated to the Partnership and the Affiliated Partner in proportion to their aggregate capital contributions.

     Annual cash flow will be distributed 80% to the Partnership and Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner have received, in the aggregate, a cumulative preferred return of $8,050,000 per annum. The remaining cash flow is to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners. Additional contributions to South Tower were contributed 49.99% by the Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.

     Operating profits and losses, in general, are to be allocated 49.99% to the Partnership and the Affiliated Partner and the balance to the other joint venture partners. Substantially all depreciation and certain expenses paid from the Partnership's and Affiliated Partner's capital contributions are to be allocated to the Partnership and Affiliated Partner. In addition, operating profits, up to the amount of any annual cash flow distribution, are allocated to all partners in proportion to such distributions of annual cash flow.

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds will be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner have received the amount of any deficiency in their preferred cash flow distributions described above plus an amount equal to their "Disposition Preference" (which, in general, begins at $120,000,000 and increases annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds will be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture is classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature, the Partnership may then decide not to commit any significant amounts to the property. This may result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

          (iv)  JMB/125

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owns a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad include O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Development, Ltd. ("O&Y").
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     JMB/125 is a joint venture between Carlyle-XV Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XVI Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds will be distributed or allocated to the Partnership in proportion to its (indirect) approximate 60% share of capital contributions to JMB/125. In April 1993 JMB/125, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/125, which previously has been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XV Associates, L.P. in exchange for a limited partnership interest in Carlyle-XV Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly through Carlyle-XV Associates, L.P., an approximate 60% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 60% to the Partnership.

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan of $260,000,000 and a note payable to an affiliate of the joint venture partners in the amount of $17,410,516 originally due September 30, 1989. In June 1987, the note payable was consolidated with the first mortgage loan forming a single consolidated note in the principal amount of $277,410,516. The consolidated note bears interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and matures on December 27, 1995. JMB/125 has also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below. In addition, JMB/125 contributed $24,222,042, plus interest thereon of approximately $1,089,992 on June 30, 1986 for working capital purposes. Thus, JMB/125's original cash investment, exclusive of acquisition costs, was $55,367,534, of which the Partnership's share was approximately $33,220,000.

     The land underlying the office building is subject to a ground lease which has a term through June 2067 and provides for annual rental payments of $1,075,000. The terms of the ground lease grant 125 Broad a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at 10-year intervals (the next option date occurring in 1994).

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at December 31, 1993 was 6%. The amount of such outstanding O&Y partner non-recourse loans was approximately $14,650,000 at December 31, 1993. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1993 and is expected to operate at a deficit for the next several years. Such deficits are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued

                 CARLYLE REAL ESTATE LIMITED PARTNERS

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and unpaid interest of such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     The 125 Broad partnership agreement also provides that beginning in 1991 annual cash flow, if any, is distributable first to JMB/125 and to the O&Y
partners in certain proportions up to certain specified amounts.   Next, the
O&Y partners are entitled to repayment of principal and any accrued but unpaid interest on the loans for certain tenant improvements, leasing expenses and operating deficits described above, and remaining annual cash flow, if any, is distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners. In general, operating profits or losses are allocable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners, except for certain specified items of profits or losses which are allocable to JMB/125 or the O&Y partners.

     The 125 Broad partnership agreement further provides that, in general, upon sale or refinancing of the property, net sale or refinancing proceeds (after repayment of the outstanding principal balance and any accrued and unpaid interest on any loans from the O&Y partners described above) are distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners.

     In the event of a dissolution and liquidation of the joint venture, the terms of the joint venture agreement between the O&Y partners and JMB/125 provide that if there is a deficit balance in the tax basis capital account of JMB/125, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/125 generally would be required to contribute cash to the joint venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of the joint venture's property would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of the joint venture, JMB/125 would be required to contribute funds to the joint venture (regardless of whether any proceeds were received by JMB/125 from the disposition of the joint venture's property) to eliminate any remaining deficit account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/125 and would depend upon, among other things, the amounts of JMB/125's and the O&Y partners' respective capital accounts at the time of a sale or other disposition of 125 Broad's property, the amount of JMB/125's share of the taxable gain attributable to such sale or other disposition of 125 Broad's property and the timing of the dissolution and liquidation of 125 Broad. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/125 to make such contribution.
Although the amount of such liability may be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy the obligation, if any, of the Partnership.

     As described above, the terms of the joint venture agreement provide that the O&Y partners are obligated to advance to the joint venture, in the form of interest-bearing loans, amounts required to pay operating deficits and capital improvement costs incurred during 1991 through 1995. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. During 1993, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial conditions of O&Y and its affiliates and the anticipated deficits for the property, as well as the existing defaults of the O&Y partners, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination.

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $28,600,000 through December 31, 1993, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the end of 1993, the arrearage under the mortgage loan had increased to approximately $48,180,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes.
Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has provided loss reserves for the entire rent offset by J&H, $19,300,000 and $9,300,000 in 1993 and 1992, respectively, and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $5,587,000 and $12,159,000 for the years ended December 31, 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated venture. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O&Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the joint venture agreement.
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As a result, as discussed above, it appears unlikely that 125 Broad will be able to restructure the mortgage loan and JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances, as discussed above, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account.

     The O&Y partners and certain other O&Y affiliates reached an agreement with the City of New York to defer the payment of real estate taxes owed in July 1992 on properties in which O&Y affiliates have an ownership interest, including the 125 Broad Street Building. Payment of the real estate taxes was made in six equal monthly installments from July through December, 1992. Interest on the deferred amounts was paid in July 1992. A similar agreement to defer payment of real estate taxes owed in January, 1993 was entered into for the first six months of 1993. Interest on the deferred amounts was paid in January, 1993.

     Vacancy rates in the downtown Manhattan office market have increased substantially over the last several years. As a result, competition for tenants has increased, which has resulted in lower effective rents. The increased vacancy in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many financial service companies which, along with related businesses, dominate the submarket. This has resulted in uncertainty as to the joint venture partnership's ability to recover the net carrying value of the investment property through future operations and sales. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $14,844,420 was recorded as of December 31, 1991. The Partnership's share of such provision was $4,841,800 and was included in the Partnership's share of operations of unconsolidated ventures. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing and O&Y partner loans.

     The office building is being managed pursuant to a long-term agreement with an affiliate of the O&Y partners. Under the terms of the management agreement, the manager is obligated to manage the office building, collect all receipts from operations and to the extent available from such receipts pay all expenses of the office building. The manager is entitled to receive a management fee equal to 1% of gross receipts of the property.

          (v)  JMB/NewPark

     In December 1986, the Partnership, through a joint venture partnership ("JMB/NewPark"), acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall.

     JMB/NewPark acquired its 50% interest in NewPark Associates for a purchase price of $32,500,000 paid in cash at closing, subject to an existing first mortgage loan of approximately $23,556,000 and certain loans from the joint venture partner of approximately $6,300,000.

     In 1990, NewPark Associates reached an agreement with J.C. Penney to open an anchor store at NewPark Mall which opened in November 1991. Under the terms of the agreement, J.C. Penney built its own store and NewPark Associates constructed a parking deck to accommodate the addition of J.C. Penney to the center. NewPark Associates incurred costs of approximately $10,400,000 related to this addition, of which $2,000,000 was reimbursed by J.C. Penney.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The unaffiliated joint venture partner loaned NewPark Associates all of the funds to cover the costs incurred related to the addition. In December 1992, proceeds from the refinancing described below were used to repay all amounts due to the unaffiliated joint venture partner.

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 are due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions as specified in the mortgage note. A portion of the proceeds from the note payable were used to pay the outstanding balance including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation that was substantially complete as of September 30, 1993.

     The NewPark Associates partnership agreement provides that JMB/NewPark and the joint venture partner are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and are each obligated to advance 50% of any additional funds equired under the terms of the NewPark Associates partnership agreement.

     The portion of the shopping center owned by NewPark Associates is managed by the unaffiliated joint venture partner under a long-term agreement pursuant to which it is obligated to manage the property and collect all receipts from operations of the property. The joint venture partner is paid a management fee equal to 4% of the fixed and percentage rent.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                                            1993            1992
                                                                                                       ------------    ------------
13.875% mortgage note; secured by the RiverEdge Place Building; monthly payments of $302,821 are due through December 1, 1995; the outstanding balance of principal and accrued interest
 is due January 1, 1996 (see note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .    $ 18,166,294      18,166,294

12.0% promissory note; secured by the Partnership's interest in the South Tower venture;
 payable interest only through November 30, 1994; principal balance of $22,750,000 is
 due December 1, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,750,000      22,750,000

8.5% mortgage note; secured by the Villa Solana Apartments; principal and interest payments of $107,648 were due monthly through October 1, 1993; the unpaid balance of principal and interest of approximately $13,612,872 was originally due on November 1, 1993;
 the maturity date has been extended to August 1, 1994; principal and interest payments of $107,648 are due monthly through August 1, 1994 when the unpaid principal
 and interest balance is due (see note 13) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,481,503      13,631,639

11.155% mortgage note; secured by the Eastridge Mall; principal and interest payments of $241,010 are due monthly; unpaid balance of principal and interest of approximately
 $23,352,312 is due on October 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,608,492      23,852,115

12.8% first mortgage note; secured by the Woodland Hills Apartments; monthly payments
 of interest only are required until scheduled maturity on June 1, 1994 (see note 4(c)). . . . . .        6,800,000       6,800,000

11.7% second mortgage note; secured by the Woodland Hills Apartments; monthly payments
 of interest only are required until scheduled maturity on June 1, 1994 (see note 4(c)). . . . . .        1,256,667       1,256,667

11.25% mortgage note; secured by Park at Countryside Apartments; monthly payments of interest only were required until scheduled maturity on January 1, 1996 when the unpaid balance of principal and interest was payable (the note was modified, and is in default;
 see note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,100,000       3,100,000

                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                           1993            1992
                                                                                                       ------------    ------------

9.3% first mortgage note; secured by the 160 Spear Street Building; monthly payments of interest only are required through March 10, 1995; principal and interest payments of $278,877 are due monthly from April 10, 1995 through January 10, 1999;
 the unpaid balance of principal and interest of approximately $32,772,760 is due
 on February 10, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,750,000      33,750,000

12.55% second mortgage note; secured by the 160 Spear Street Building; monthly payments of interest only are required through March 10, 1995; principal and interest of $58,216 are due monthly from April 10, 1995 through January 10, 1999; the unpaid balance of
 principal and interest of approximately $5,351,910 is due on February 10, 1999. . . . . . . . . .        5,434,894       5,434,894

9.5% mortgage note; secured by the 21900 Burbank Boulevard Building; requiring monthly principal and interest payments of $106,789 through November 1, 1996 with the balance of
 the unpaid principal and interest of approximately $11,563,066 due on December 1, 1996. . . . . .       11,958,681      12,096,860

11.0% mortgage note; secured by the 260 Franklin Street Building; monthly payments of interest only of $374,455 are due from June 1991 through January 1, 1992, monthly payments of interest only of $499,273 are due from February 1, 1992 through December 1,
 1995, the unpaid balance of principal and interest of approximately $74,891,013 is due on January 1, 1996.  Additional interest payable upon maturity to provide an 11% return to lender and 60% of the greater of net sales or refinancing proceeds or appraised value,
 as defined (the note has been modified; see note 4(b)). . . . . . . . . . . . . . . . . . . . . .       83,629,438      80,883,434

9.0% mortgage note; secured by the 9701 Wilshire Building; principal and interest payments of
 $136,850 were due monthly through December 1, 1993; the unpaid balance of principal and interest of approximately $16,431,634 was originally due on January 1, 1994; the maturity date has been extended to August 1, 1994; monthly principal and interest payments of $136,850 are due monthly
 through August 1, 1994 when the unpaid principal and interest balance is due. . . . . . . . . . .       16,475,465      16,627,367

10.375% Mortgage note; secured by the California Plaza Building; interest only payments of $501,458 were due monthly through January 1, 1992; principal and interest payments of $525,136 were due monthly from February 1, 1992 through December 1, 1996; the unpaid balance of principal and interest of approximately $56,673,315 was due on January 1, 1997; modified in December 1993 to require interest only payments of $384,505 (8.00%) due monthly effective February 1993 through January 1, 2000; interest accrues at 10.375% through January 1, 2000 when the
 unpaid principal and interest is due; see note 4(b)(vi) . . . . . . . . . . . . . . . . . . . . . .     59,349,163      58,604,030
                                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                              1993            1992
                                                                                                       ------------    ------------

7.64% mortgage note; secured by Dunwoody Crossing (Phase II), formerly Post Crest Apartments;
 principal and interest payments of $73,316 are due monthly from November 1, 1992 through
 October 31, 1997; the unpaid balance of principal and interest of approximately $9,004,930
 is due on November 1, 1997 (see note 4(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,652,454       9,789,077

9.75% mortgage note; secured by Dunwoody Crossing (Phase I and III), formerly Post Crossing and Post Terrace Apartments; principal and interest payments of $180,425 are due monthly from
 May 1991 through September 1994; the unpaid balance of principal and interest of
 approximately $20,692,324 is due on October 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . .     20,643,499      20,788,108

9.53% mortgage note; secured by the Springbrook Shopping Center; monthly payments of interest only are required through May 1, 1995; principal and interest payments of $92,735 are due monthly from June 1, 1995 through April 1, 1997; the unpaid balance of principal and interest
 of approximately $10,951,198 is due on May 1, 1997. . . . . . . . . . . . . . . . . . . . . . . . .     11,000,000      11,000,000
                                                                                                       ------------    ------------

     Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    341,056,550     338,530,485
     Less current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    103,244,992      32,940,514
                                                                                                       ------------    ------------

     Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $237,811,558     305,589,971
                                                                                                       ============    ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Included in the above total long-term debt is $10,411,883 and $6,868,462 for 1993 and 1992, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

                       1994. . . . . . . .    $103,244,992
                       1995. . . . . . . .      23,874,541
                       1996. . . . . . . .      87,025,453
                       1997. . . . . . . .      11,352,285
                       1998. . . . . . . .         504,393
                                              ============

     (b)  Debt Modifications

          (i)  Park

     In March 1988, the mortgage note secured by Park at Countryside Apartments located in Daytona Beach, Florida was modified to reduce the monthly installments payable and in November 1991, the mortgage note was further modified effective January 1, 1990 through December 31, 1995. The new agreement provides for minimum monthly interest payments of $18,033 (7.0% per annum) through 1991, $19,375 (7.5% per annum) for 1992, $20,667 (8.0% per annum) for
1993, $21,958 (8.5% per annum) for 1994 and $23,250 (9.0% per annum) for 1995.
The contract rate on the loan will remain at 11.25% per annum. The deferrals, along with interest thereon, and the outstanding principal balance were to become due and payable at maturity on January 1, 1996.

     In October 1993, the joint venture ceased making the required debt service payments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Therefore, as of the date of this report, the loan is in default and the lender has initiated procedures to obtain title to the property.

          (ii)  260 Franklin

     In December 1991, the affiliated joint venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building. During 1991, the affiliated joint venture made monthly payments of principal and interest, in the amount of $714,375, which reduced the outstanding balance to $74,891,013 as of April 30, 1991. The modified terms of the mortgage note provide for payments made relating to 1991, which were paid through April 1991, to be amortized based upon an accrued interest rate of 6%. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, the affiliated joint venture shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. The affiliated joint venture is required to (i) escrow excess cash flow from operations, beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account is to be used to cover the costs of capital and tenant improvement and lease inducements which are the primary components of the anticipated operating deficits noted above ($726,983 as of December 31, 1993), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (iii)  160 Spear Street Building

     The Partnership reached an agreement, effective February 10, 1992, with the first mortgage lender to modify the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. Under the terms of the agreement, the modified first mortgage note of approximately $33,750,000 and the second mortgage note of $5,435,000 require monthly debt service (reduced to interest only payments) of approximately $279,000 (9.3% per annum) and $58,000 (12.55% per annum), respectively, through February 10, 1995. Beginning March 10, 1995, monthly payments of principal and interest of approximately $337,000 are required through maturity of the loan, which is extended to February 10, 1999. Additionally, the Partnership is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of December 31, 1993, $62,000 has been placed in, and withdrawn for expenditures approved by the lender, from the escrow account.

         (iv)  RiverEdge Place Building

     On June 23, 1992, in connection with the buy-out of the over-lease (see note 2(b)), the Partnership remitted cash and U.S. Government securities valued at $9,325,000 to the lender reducing the balance of the mortgage note secured by the RiverEdge Place Building (formerly the First American Bank Building) to approximately $18,166,000. The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note in order to reduce operating deficits anticipated as a result of the over-lease buy-out.
If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of December 31, 1993, the amount of such principal and interest payments in arrears is approximately $5,451,000.

Therefore, the loan has been classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements.

         (v)  Villages Northeast

    Effective October 6, 1992, the Villages Northeast joint venture, through a joint venture ("Post Associates") refinanced the first mortgage loan secured by the Dunwoody (Phase II) Apartments which had a principal balance at the date of refinancing of approximately $9,467,000.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The new first mortgage loan of $9,800,000 (from an institutional lender) bears interest of 7.64% per annum, is collateralized by the property and requires monthly payments of principal and interest of $73,316 beginning November 1, 1992 and continuing through November 1, 1997, when the remaining balance is payable.

          (vi)  Cal Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate is reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date is extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due. Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess of the monthly cash flow paid from March 1993 to December 1993 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. The joint venture also was required to fund $500,000 into the reserve account.

     (c)  Cancellation of Wrap Note

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see notes 2(f) and 6). The obligations to make payments on the two underlying mortgage loans have been assumed by the Partnership. The mortgage note receivable wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan bears interest at the rate of 12.8% per annum and requires monthly payments of interest only in arrears through June 1, 1994 when the entire principal balance and any accrued interest will be due and payable. The second mortgage loan bears interest at 11.7% per annum and requires monthly payments of interest only in arrears until June 1, 1994 when the entire principal balance and any accrued interest will be due and payable. The Partnership plans to refinance these notes when they mature, although there is no assurance the Partnership will be able to obtain such financing. The loans have been classified as current liabilities at December 31, 1993 in the accompanying consolidated financial statements.
As a result of the seller's cancellation of the wrap-around mortgage note, an extraordinary gain totalling $1,014,538 was recognized in the 1991 consolidated financial statements.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or other dispositions of investment properties will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other dispositions (as described below) or 1% of the total profits from any such sales or other
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties. Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners. The remaining sale or other disposition profit and losses will be allocated to the Limited Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the first fiscal quarter of 1990. Accordingly, up to $561,000 of sale proceeds from Erie-McClurg Parking Facility for the General Partners has been deferred (see note 7).


(6)  MANAGEMENT AGREEMENTS

     The Partnership has entered into agreements for the operation and management of the properties. Such agreements are summarized as follows:

     At acquisition, management of the 9701 Wilshire Building and the Springbrook Shopping Center was assumed by affiliates of the Corporate General Partner.

     For a fee computed as a percentage of rental income, an affiliate of the Corporate General Partner assumed management of the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Woodland Hills Apartments, the Villa Solana Apartments, the RiverEdge Place Building and Village Northeast Apartments in January 1988, May 1988, September 1989, December 1989, September 1992 and August 1993, respectively.

     The Partnership has also entered into agreements with certain joint venture partners or affiliates of the joint venture partners for the operation and management of properties owned by Eastridge, 160 Spear, Park, Boatmen's, Cal Plaza and VNE Partners. Certain of these agreements have been terminated. Reference is made to note 3(b). Such agreements generally provided for initial terms during which the managers or their affiliates pay all expenses of the properties and retain the excess, if any, of the cash revenues from operations over costs and expenses, as defined (including debt service requirements), as a management fee. Upon termination of the agreements, the properties are expected to be managed by an affiliate of the Corporate General Partner.

     In February 1991, management of the Woodland Hills Apartments was reassumed by the seller of this property (see notes 2(f) and 4(c)).
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Erie-McClurg Parking Facility

     On September 25, 1992, the Partnership, through Erie-McClurg Associates, sold the Erie-McClurg Parking Facility located in Chicago, Illinois. The sale price was $18,700,000 (before selling costs and prorations), all of which was paid in cash at closing. A portion of the cash proceeds (approximately $7,612,000) was used to retire the first mortgage note secured by the property. An additional $6,335,000 of the proceeds was used to retire the Partnership's unsecured, non-revolving line of credit.

    Concurrently, with the sale of the Erie-McClurg Parking Facility, the Partnership entered into an agreement with the unaffiliated manager of the parking facility to induce the manager to re-write the existing long-term management agreement at less favorable terms to the manager (see note 2(e)). This agreement guarantees the manager 100% of the compensation which would have been earned under the agreement prior to the sale in years one through five and 50% of any potential difference between the management fee under the agreement prior to the sale and the re-negotiated agreement with the purchaser (as defined) in years six through eighteen.

     In connection with this agreement, at closing the Partnership paid the unaffiliated manager a partial settlement of $400,000 and has estimated the remaining contingent liability to be $360,000. This contingent liability is recorded as a long-term liability in the accompanying consolidated financial statements.

     The sale of the property has resulted in the Partnership's recognition of a gain of $506,446 for financial reporting purposes and $1,296,367 for Federal income tax purposes in 1992.

     (b)  Owings Mills

     On June 30, 1993, JMB/Owings sold its partnership interest in Owings Mills Limited Partnership ("OMLP"), which owns an allocated portion of the land, building and related improvements of the Owings Mills Mall located in Owings Mills, Maryland. The purchaser, O.M. Investment II Limited Partnership, is an affiliate of the Partnership's joint venture partner in OMLP.

     The sale price of the interest in OMLP was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XVI were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and of the Partnership's joint venture partner in
OMLP) bears interest at a rate of 7% per annum unless a certain specified event occurs, in which event the rate would increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances, including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest in OMLP was allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance to the JMB/Owings Mills Associates partnership agreement.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. #66. At December 31, 1993, the total deferred gain of JMB/Owings including principal and interest payments of $546,639 received through December 31, 1993 is $9,687,441 of which the Partnership's share is $4,843,720.

     (c)  Harbor

     During 1991, the Partnership sold, 62% of its general partnership interest in Harbor, to an affiliate of the Harbor unaffiliated joint venture partners. The Partnership owned an 80% interest in Harbor prior to sale. Harbor owned a 55% general partnership interest in a joint venture which owned the leasehold interest on the land and owned the building and related improvements of the 300 East Lombard office building located in Baltimore, Maryland. The sale price for 62% of the Partnership's general partnership interest was $383,244, all of which was received in cash at closing. As of the date of the initial sale, the Partnership had a deficit capital account balance in the Harbor venture resulting from losses and distributions from the joint venture in an amount in excess of its original cash investment in the joint venture. As a result of the Partnership's initial sale of 62% of its interest and its simultaneous conversion to a limited partner, the Partnership eliminated its remaining deficit capital balance and recognized a total gain of $9,041,533 in 1991 for financial reporting purposes. In conjunction with the sale, the Partnership established a put-call option with the buyer on the Partnership's remaining interest in Harbor. On January 19, 1993, the Partnership sold the remaining 38% of its limited partnership interest in Harbor based on the buyer's exercise of the put-call option. The sale price for the Partnership's remaining interest was $229,140, plus $24,294 of interest accrued at 10% per annum from September 30, 1991 through the closing date, all of which was received in cash at closing. For financial reporting purposes in 1993, the Partnership recognized a gain on sale of the remaining interest of $229,140, which is included in gain on sale of interests in unconsolidated ventures in the accompanying financial statements.


(8)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,004,000 as of the date of this report. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership has put the seller in default and effective October 31, 1991, the note began accruing interest at the default rate. The Partnership is pursuing its legal remedies against the seller and certain of its principals. The collectibility of the amounts discussed above is uncertain. For financial reporting purposes, the Partnership ceased accruing interest on the note receivable as of February 1991. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements.
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Partnership and its consolidated ventures' principal assets are six office buildings, four apartment complexes and two shopping centers. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volume. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1993 are generally for a term of one year or less and provide for annual rents of approximately $11,925,695.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

                 Office buildings:
                   Cost. . . . . . . . . . . . . . . . .     $278,922,521
                   Accumulated depreciation. . . . . . .       72,739,876
                                                             ------------
                                                              206,182,645
                                                             ------------
                 Shopping centers:
                   Cost. . . . . . . . . . . . . . . . .       46,856,107
                   Accumulated depreciation. . . . . . .       13,230,510
                                                             ------------
                                                               33,625,597
                                                             ------------
                 Apartment complexes:
                   Cost. . . . . . . . . . . . . . . . .       87,360,949
                   Accumulated depreciation. . . . . . .       22,026,935
                                                             ------------
                                                               65,334,014
                                                             ------------
                           Total . . . . . . . . . . . .     $305,142,256
                                                             ============

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                       1994. . . . . . . . . . .       $ 35,330,429
                       1995. . . . . . . . . . .         28,530,858
                       1996. . . . . . . . . . .         18,689,562
                       1997. . . . . . . . . . .         13,786,253
                       1998. . . . . . . . . . .         11,363,918
                       Thereafter. . . . . . . .         31,075,046
                                                       ------------
                           Total . . . . . . . .       $138,776,066
                                                       ============
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease:

     The Partnership owns through 160 Spear, a leasehold interest which expires in 2033 in the land underlying the 160 Spear Street Building. The ground lease provides that through the end of the lease term and each of the two ten-year renewal option periods, the rental payments will increase annually to equal the lesser of (i) 105-1/2% of $252,000, compounded annually, or (ii) $252,000 increased by the increase in a price index from August 1, 1987 through the commencement date of each subsequent lease year.

     Future minimum rental commitments under the lease are as follows:

                       1994. . . . . . . . . . .        $   374,724
                       1995. . . . . . . . . . .            374,724
                       1996. . . . . . . . . . .            374,724
                       1997. . . . . . . . . . .            374,724
                       1998. . . . . . . . . . .            374,724
                       Thereafter. . . . . . . .         13,115,340
                                                        -----------

                            Total. . . . . . . .        $14,988,960
                                                        ===========


(10)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% of the amounts owed under the promissory notes and the Partnership is obligated to pay 60% of such amounts (see note 3(b)(iii)). During July 1991, principal of $70,701 and interest of $71,724 was paid to the tenant from cash flow generated from operations of the property. During July 1992, principal of $70,701 and interest of $68,788 was paid to the tenant from cash flow generated from operations of the property. During July 1993, principal of $70,701 and interest of $60,304 was paid to the tenant from cash flow generated from operations of the property. As of December 31, 1993, the outstanding balance of the notes was $431,836.


(11)  TRANSACTIONS WITH AFFILIATES

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's properties.

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of property management and leasing fees, by the Partnership's consolidated ventures) to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                                     UNPAID AT
                                                                                                                    DECEMBER 31,
                                                                  1993            1992             1991                1993
                                                               ----------       ---------        ---------        --------------

Disbursement agent fees. . . . . . . . . . . . . . . . . .    $    --               --             22,078                --
Property management and leasing fees . . . . . . . . . . .       900,177         852,116          917,975             1,748,717
Insurance commissions. . . . . . . . . . . . . . . . . . .        63,740          62,616          182,924                --
Management fees to corporate general partner . . . . . . .         --             15,407          130,958               724,121
Reimbursement (at cost) for accounting services. . . . . .       154,763         157,732          139,724               715,933
Reimbursement (at cost) for legal services . . . . . . . .        11,702          31,220           57,109               129,922
Reimbursement (at cost) for other out-of-pocket expenses .        71,511          45,407           30,079                   877
Reimbursement (at cost) for out-of-pocket salary and salary
  related expenses relating to on-site and other costs
  for the Partnership and its investment properties. . . .        94,637         166,426          141,030                --
                                                              ----------       ---------        ---------             ---------

                                                              $1,296,530       1,330,924        1,621,877             3,319,570
                                                              ==========       =========        =========            ==========

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                                                   <
     The General Partners and its affiliates have deferred payment of certain partnership management fees and property management and leasing fees as set forth in the above table.  Effective October 1, 1993, the Partnership began paying management and leasing fees on a current basis.  In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $2,866,734 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table).  These reimbursements include the proportionate share of property management fees of two unconsolidated entities, which are not included in the consolidated financial statements.  Distributions to the General Partners of net cash flow of the Partnership aggregating $249,571 also have been deferred.  The cumulative deferred amounts (including reimbursement for salaries and direct expenses and the proportionate reimbursements described above) aggregated $6,811,566 at
December 31, 1993.  These amounts (approximately $15 per Interest) do not bear interest and are expected to be paid in future periods.  In addition, up to approximately $561,000 of sale proceeds from the sale of the Erie-McClurg
Parking Facility for the General Partners is subordinated to the satisfaction of certain conditions (see note 5).

(12)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for South Tower, JMB/125, JMB/Piper, JMB/Piper II, JMB/900 and
JMB/Owings, for the years ended 1993 and 1992 follows:
                                                        1993               1992
                                                    ------------       ------------
Current assets . . . . . . . . . . . . . . . .      $ 26,856,872         18,302,533
Current liabilities (including
 $296,919,801 of debt in default
 at December 31, 1993, see note 3(c)). . . . .      (605,831,086)      (323,152,586)
                                                    ------------       ------------
    Working capital (deficit). . . . . . . . .      (578,974,214)      (304,850,053)
                                                    ------------       ------------
Other assets . . . . . . . . . . . . . . . . .        35,572,682         39,613,747
Deferred expenses. . . . . . . . . . . . . . .        36,260,962         40,624,396
Investment property, net . . . . . . . . . . .       578,380,706        749,340,483
Other liabilities. . . . . . . . . . . . . . .       (26,255,281)       (12,609,787)
Long-term debt . . . . . . . . . . . . . . . .      (104,965,875)      (478,888,688)
Ventures partners' equity. . . . . . . . . . .        39,401,388        (23,885,837)
                                                    ------------       ------------
    Partnership's capital (deficit). . . . . .      $(20,579,632)         9,344,261
                                                    ============       ============
Represented by:
  Invested capital . . . . . . . . . . . . . .      $183,054,556        182,287,566
  Cumulative distributions . . . . . . . . . .       (50,471,893)       (48,179,264)
  Cumulative losses. . . . . . . . . . . . . .      (153,162,295)      (124,764,041)
                                                    ------------       ------------
                                                    $(20,579,632)         9,344,261
                                                    ============       ============
Total income . . . . . . . . . . . . . . . . .      $166,451,322        152,565,623
                                                    ------------       ------------
Expenses applicable to operating loss. . . . .       265,781,606        230,900,798
                                                    ------------       ------------
Operating loss . . . . . . . . . . . . . . . .        99,330,284         78,335,175
                                                    ------------       ------------
Gain on sale of investment property,
  see note 7 . . . . . . . . . . . . . . . . .         5,254,855              --
                                                    ------------       ------------
Net loss, see note 3(c). . . . . . . . . . . .      $ 94,075,429         78,335,175
                                                    ============       ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                                                                                                   <
     The total income, expenses applicable to operating loss and net loss for the above ventures (including Harbor)
for the year ended December 31, 1991 were $160,047,704, $116,869,714 and $43,177,900, respectively.


(13)  SUBSEQUENT EVENT

     The mortgage note secured by the Villa Solana Apartments matured on November 1, 1993.  Villa Solana obtained extensions of this note to August 1, 1994, however, subsequently, on March 23, 1994, Villa Solana sold the investment property.  The sales price was $16,600,000 before closing costs, which resulted in net sales proceeds of approximately $2,585,000 to the venture after the payment of the outstanding debt.  The Partnership's share of gain upon sale is approximately $790,000 for financial reporting purposes, and approximately $4,360,000 for income tax purposes in 1994.

                                                                          SCHEDULE X

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION

                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                             CHARGED TO COSTS AND EXPENSES
                                      ----------------------------------------------
                                        1993               1992              1991
                                    ------------       -----------       -----------
Depreciation . . . . . . . .         $12,370,095        13,296,137        14,143,499

Repairs and maintenance. . .           4,590,123         4,113,668         3,797,750

Real estate taxes. . . . . .           5,397,832         5,648,123         6,534,407

Amortization of
 deferred expenses . . . . .           1,223,341         1,322,442         1,298,384
                                     ===========      ============       ===========

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      DECEMBER 31, 1993
                                                                     COSTS
                                                                  CAPITALIZED
                                                                  CAPITALIZED
                                            INITIAL COST TO       SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                            PARTNERSHIP (A)      TO ACQUISITION                AT CLOSE OF PERIOD (B)
                                      ----------------------    --------------    ----------------------------------------------
                                      LAND AND     BUILDINGS       LAND AND        LAND AND        BUILDINGS
                                      LEASEHOLD      AND         BUILDINGS AND    LEASEHOLD           AND
DESCRIPTION            ENCUMBRANCE  INTERESTS    IMPROVEMENTS   IMPROVEMENTS      INTEREST       IMPROVEMENTS          TOTAL
- - -----------            ------------  -----------  ------------   -------------   ----------      ------------       -----------
APARTMENT COMPLEXES:
 Villa Solana
  Laguna Hills,
  California
  (D). . . . . .        $13,481,503    4,574,838    16,960,895    (814,043)(G)  4,327,032        16,394,658        20,721,690
 Woodland Hills
  DeKalb County
  (Atlanta),
  Georgia.. . . .         8,056,667    1,617,433    10,425,264      92,549      1,617,433        10,517,813        12,135,246
 Park at Country-
  side
  Port Orange
  (Daytona Beach),
  Florida (D).. .         3,100,000      393,900     2,389,914      39,318        393,900         2,429,232         2,823,132
Dunwoody Crossing
  (Phase I,
  I and III)
  DeKalb County
  (Atlanta),
  Georgia (D) (H)        30,295,953    4,827,220    46,139,432     714,229      4,827,220        46,853,661        51,680,881
OFFICE BUILDINGS:
 First American
 Bank Building
  Fulton County
  (Atlanta),
  Georgia.  . . .        18,166,294    3,185,826    28,389,541  (5,964,054)(F)  2,397,888        23,213,425        25,611,313
 160 Spear Street
  San Francisco,
  California(C)(D)       39,184,895       --        47,552,813   2,940,663         --            50,493,476        50,493,476
 21900 Burbank
  Boulevard
  Los Angeles
  (Woodland
  Hills),
  California . .         11,958,680    4,072,552    11,797,054    (886,650)(F)  3,562,658        11,420,298        14,982,956
 260 Franklin
  Street
  Boston,
  Massachusetts
  (D). . . . .  .        83,629,438    8,169,209    97,607,593 (14,001,246)(E)  6,662,200        85,113,356        91,775,556

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      DECEMBER 31, 1993
                                                                                                                LIFE ON WHICH
                                                                                                                DEPRECIATION
                                                                                                                 IN LATEST
                                                                                                                   INCOME
                             ACCUMULATED                DATE OF            DATE             STATEMENT          REAL ESTATE
                           DEPRECIATION(J)          CONSTRUCTION        ACQUIRED          IS COMPUTED            TAXES
                           ----------------        ------------       ----------       ---------------      -----------
APARTMENT COMPLEXES:
 Villa Solana
  Laguna Hills,
  California
  (D). . . . . . . . .    $ 4,852,785                1984             08/30/85              5-30 years            205,144
 Woodland Hills
  DeKalb County
  (Atlanta),
  Georgia. . . . . . .      3,075,758                1984             09/30/85              5-30 years             167,377
 Park at Countryside
  Port Orange
  (Daytona Beach),
  Florida (D). . . . .        772,156                1983             11/27/85              5-30 years              66,321
Dunwoody Crossings
  (Phase I, II
  and III)
  DeKalb County
  (Atlanta),
  Georgia (D) (H). . .      13,326,236              1981-1983          09/18/86             5-30 years             667,750
OFFICE BUILDINGS:
 First American Bank
  Building
  Fulton County
  (Atlanta),
  Georgia (F). . . . .       7,816,494                1984             06/10/85             5-30 years             334,550
 160 Spear Street
  San Francisco,
  California (C)(D). .      14,313,124                1985             11/27/85             5-30 years             286,694
 21900 Burbank
  Boulevard
  Los Angeles
  (Woodland
  Hills), California .       3,184,770                1985             11/29/85             5-30 years             187,139
 260 Franklin Street
  Boston,
  Massachusetts (D). .      23,539,352                1985             05/21/86             5-30 years           1,768,728

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      DECEMBER 31, 1993
                                                                   COSTS
                                                                  CAPITALIZED
                                                                  CAPITALIZED
                                           INITIAL COST TO        SUBSEQUENT TO               GROSS AMOUNT AT WHICH CARRIED
                                           PARTNERSHIP (A)       TO ACQUISITION                  AT CLOSE OF PERIOD (B)
                                      -------------------------- --------------        ------------------------------------------
                                        LAND AND     BUILDINGS      LAND AND        LAND AND        BUILDINGS
                                        LEASEHOLD      AND        BUILDINGS AND    LEASEHOLD           AND
                          ENCUMBRANCE   INTERESTS   IMPROVEMENTS  IMPROVEMENTS      INTEREST       IMPROVEMENTS          TOTAL
                         ------------   ----------- ------------  -------------    ----------      ------------       -----------

 9701 Wilshire Building
  Beverly Hills,
  California . . . . . .  16,475,465    2,794,977    28,447,966   (7,944,295)(F)     1,601,879        21,696,769        23,298,648
 California Plaza
  Walnut Creek,
  California (D) . . . .  59,349,163    6,010,604    62,029,222    4,720,746 (G)     5,949,997        66,810,575        72,760,572
SHOPPING CENTERS:
 Eastridge Mall
  Casper, Wyoming
  (D). . . . . . . . . .  23,608,492    4,817,201    33,876,882   (5,527,293)(F)     3,884,668        29,282,122        33,166,790
 Springbrook Shopping
  Center
  Bloomingdale,
  Illinois . . . . . . .  11,000,000    3,164,708    17,913,485   (7,388,876)(G)     1,884,224        11,805,093        13,689,317
                        ------------   ----------  -----------     ------------     ----------       -----------       -----------
    Total. . . . . . . .$318,306,550   43,628,468  403,530,061      (34,018,952)    37,109,099       376,030,478       413,139,577
                        ============   ==========  ===========      ===========     ==========       ===========       ===========

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV              SCHEDULE XI - CONTINUED
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      DECEMBER 31, 1993

                                                                                                         LIFE ON WHICH
                                                                                                         DEPRECIATION
                                                                                                          IN LATEST
                                                                                                            INCOME         1993
                                            ACCUMULATED                DATE OF            DATE              STATEMENT   REAL ESTATE
                                           DEPRECIATION(J)          CONSTRUCTION        ACQUIRED          IS COMPUTED      TAXES
                                           ----------------          ------------       ----------       --------------- -----------
 9701 Wilshire Building
  Beverly Hills,
  California . . . . . . .                     7,058,980              1973             06/17/86            5-30 years     370,158
 California Plaza
  Walnut Creek,
  California (D) . . . . .                    16,827,156              1985             06/30/86            5-30 years     649,830
SHOPPING CENTERS:
 Eastridge Mall
  Casper, Wyoming
  (D)(F) . . . . . . . . .                    10,536,029              1983             09/10/85            5-30 years    249,634
 Springbrook Shopping Center
 Bloomingdale,
  Illinois . . . . . . . .                     2,694,481              1980             07/05/89            5-30 years    444,507
                                             -----------                                                                ---------

    Total. . . . . . . . .                   107,997,321                                                                5,397,832
                                             ===========                                                                =========

Notes:
       (A)   The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)   The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was $424,628,143.
       (C)   Property operated under ground lease; see Note 9(b).
       (D)   Properties owned and operated by joint venture; see Note 3(b).
       (E)   In 1990, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $17,120,734; see Note 1.
       (F)   In 1992, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled totalling $25,994,317; see Note 1.
       (G)   In 1993, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled $8,972,831; see Note 1.
       (H)   Formerly known as Post Crest, Post Terrace and Post Crossing Apartments.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV                 SCHEDULE XI - CONTINU
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      DECEMBER 31, 1993

     (I)  Reconciliation of real estate owned as of December 31, 1993, 1992 and 1991:

                                                                       1993                   1992                    1991
                                                                   ------------            -----------            -----------
       Balance at beginning of period. . . . . . . . . . . .       $421,273,790            464,553,348            463,365,680
       Additions during period . . . . . . . . . . . . . . .            838,618              1,728,484              1,493,457
       Purchase price adjustments. . . . . . . . . . . . . .              --                     --                  (305,789)
       Provisions for value impairment (H) . . . . . . . . .         (8,972,831)           (25,994,317)                 --
       Sale during period. . . . . . . . . . . . . . . . . .              --               (19,013,725)                 --
                                                                   ------------            -----------            -----------

       Balance at end of period. . . . . . . . . . . . . . .       $413,139,577            421,273,790            464,553,348
                                                                   ============            ===========            ===========

(J)    Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . . . . . . .       $ 95,627,226             83,918,595             69,775,096
       Depreciation expense. . . . . . . . . . . . . . . . .         12,370,095             13,296,137             14,143,499
       Sale during period. . . . . . . . . . . . . . . . . .              --                (1,587,506)                 --
                                                                   ------------            -----------            -----------

       Balance at end of period. . . . . . . . . . . . . . .       $107,997,321             95,627,226             83,918,595
                                                                   ============            ===========            ===========






                            INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV:
     We have audited the combined financial statements of Certain Unconsolidated Joint Ventures of Carlyle Real
Estate Limited Partnership - XV (Note 1) as listed in the accompanying index.  In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index.  These combined financial statements and financial statement schedules are the responsibility of the General
Partners of the Partnership.  Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership -
XV at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    The accompanying combined financial statements and financial statement schedules have been prepared assuming that the ventures comprising Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership - XV
will continue as going concerns.  125 Broad Building Associates (JMB/125) and its venture, 125 Broad Street
Company (125 Broad) comprise approximately 56.9%, 60.3% and 18.7% of combined assets, revenues and net loss, respectively, in the accompanying combined financial statements as of and for the year ended December 31, 1993.
As discussed in Note 3(c)(iv) of the Partnership's notes to consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, the property owned by 125 Broad has suffered losses and cash flow deficits from operations and expects to incur significant cash flow deficits in the future that are required to be funded by the unaffiliated venture partners through 1995 pursuant to the 125 Broad joint venture agreement.
In 1992, the unaffiliated joint venture partners failed to advance necessary fund to 125 Broad and, as a result, 125
Broad defaulted on its mortgage loan.  JMB/125 has notified the unaffiliated joint venture partners that their failure to advance funds to cover operating deficits constitutes a default under the 125 Broad joint venture agreement.  The
125 Broad joint venture partners have been negotiating with the property's lender to restructure the mortgage loan;
however, there can be no assurances that negotiations to restructure the loan will be successful.  The Partnership believes it is unlikely that the unaffiliated joint venture partners will fulfill their funding obligations to 125 Broad and JMB/125.  As a result, it appears unlikely that 125 Broad will be able to restructure the mortgage loan.  In the event that 125 Broad is unable to restructure the mortgage loan, JMB/125 would likely decide not to commit additional funds to 125 Broad.  These circumstances raise substantial doubt about JMB/125's and 125 Broad's ability to retain their ownership interest in the investment property and continue as going concerns.  The General Partners plans with regard to these matters are also described in Note 3(c)(iv) of the Partnership's notes to consolidated financial statements.  The accompanying combined financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

     Additionally, as discussed in notes 2 and 3 of notes to the combined financial statements, the mortgage loan secured by the South Tower matures in December 1994.  There can be no assurance that the South Tower venture will be able to extend or refinance the loan.  In the event the joint venture is not successful in extending or refinancing the loan, the Partnership and its joint venture partners may be unable or unwilling to commit additional amounts to the property.  These circumstances could result in the Partnership no longer having an ownership interest in the property.  The ultimate outcome of this uncertainty cannot presently be determined.  During 1993 the venture recorded a provision for value impairment to reduce the net book value of the property to the outstanding balance of the related non-recourse financing.






                                                       KPMG PEAT MARWICK



Chicago, Illinois
March 28, 1994

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                                   COMBINED BALANCE SHEETS

                                                                 DECEMBER 31, 1993 AND 1992


                                                                           ASSETS
                                                                           ------
                                                                                   1993              1992
                                                                               ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . .   $    903,777              489
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . .      2,862,784        2,197,176
  Interest, rents and other receivables, net of
  allowance for doubtful accounts
    of approximately $28,600,000 and $9,300,000
    at December 31, 1993 and 1992, respectively. . . . . . . . . . . . . . .      2,967,817        4,925,667
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        874,359          704,313
                                                                               ------------     ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . .      7,608,737        7,827,645
                                                                               ------------     ------------

  Investment properties, at cost (notes 1, 2 and 4)
  - Schedule XI:
        Land and leasehold interests . . . . . . . . . . . . . . . . . . . .     27,528,045       36,879,872
        Buildings and improvements . . . . . . . . . . . . . . . . . . . . .    600,791,977      655,708,160
                                                                               ------------     ------------

                                                                                628,320,022      692,588,032
        Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .   (199,333,463)    (178,748,354)
                                                                               ------------     ------------

          Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . .    428,986,559      513,839,678

  Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30,142,441       33,842,663
  Accrued rents receivable, net of provision for
  losses of approximately $32,600,000 at
   December 31, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . .     13,931,452       16,802,360
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        948,807        1,064,004
                                                                               ------------     ------------

                                                                               $481,617,996      573,376,350
                                                                               ============     ============
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                             COMBINED BALANCE SHEETS - CONTINUED


                                                         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                                         ------------------------------------------
                                                                                   1993              1992
                                                                               ------------     ------------
Current liabilities:
  Current portion of long-term debt (notes 2 and 3). . . . . . . . . . . . . . $447,216,935      277,860,783
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,096,281        5,670,764
  Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,043,073        3,609,516
  Accrued interest payable (notes 2 and 3) . . . . . . . . . . . . . . . . . .   48,180,063       19,702,140
                                                                               ------------     ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .  502,536,352      306,843,203
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,791           33,481
Advances from venture partners . . . . . . . . . . . . . . . . . . . . . . . .   14,650,326       12,054,105
Lease buyout obligations . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,440,327            --
Long-term debt (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         198,477,197
                                                                               ------------     ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .  518,669,796      517,407,986

Partners' capital accounts (note 2):
  Carlyle-XV:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .  114,851,682      114,850,692
    Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (32,093,462)     (30,205,402)
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . (106,352,914)     (79,337,066)
                                                                               ------------     ------------

                                                                                (23,594,694)       5,308,224
                                                                               ------------     ------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .  271,751,539      271,751,429
    Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (79,253,018)     (77,641,078)
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . (205,955,627)    (143,450,211)
                                                                                -----------     ------------
                                                                                (13,457,106)      50,660,140
                                                                               ------------     ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . .  (37,051,800)      55,968,364
                                                                               ------------     ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                               $481,617,996      573,376,350
                                                                               ============     ============

                                                  See accompanying notes to combined financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                              COMBINED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                  1993                1992                 1991
                                                                               ------------         -----------         -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 86,432,476          90,067,395          96,653,837
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       443,047             464,734           1,107,752
  Other income (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . .    26,670,778              --                  --
                                                                              ------------         -----------         -----------

                                                                               113,546,301          90,532,129          97,761,589
                                                                              ------------         -----------         -----------

Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . .    55,840,305          55,369,279          55,184,288
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,023,113          22,625,958          22,233,706
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . .    34,521,719          36,180,789          37,152,168
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . .     4,007,632           3,367,762           3,829,014
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . .    67,479,871               --             14,844,420
  Loss on disposal of fixed assets . . . . . . . . . . . . . . . . . . . . .       905,466               --                  --
  Provision for uncollectible rents and accrued rents receivable (note 1). .    19,289,459          41,945,558               --
                                                                              ------------         -----------         -----------

                                                                               203,067,565         159,489,346         133,243,596
                                                                              ------------         -----------         -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 89,521,264          68,957,217          35,482,007
                                                                              ============         ===========         ===========










                                                  See accompanying notes to combined financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           CERTAIN UNCONSOLIDATED VENTURES

                  COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                                                      VENTURE
                                                CARLYLE-XV           PARTNERS
                                                -----------       -------------
Balance at December 31, 1990 . . . . . .        $43,348,711        126,613,957

Capital contributions. . . . . . . . . .              4,000          1,425,692
Cash distributions . . . . . . . . . . .         (4,022,403)        (4,763,369)
Net loss . . . . . . . . . . . . . . . .        (11,762,534)       (23,719,473)
                                                 -----------       ------------

Balance at December 31, 1991 . . . . . .          27,567,774         99,556,807

Capital contributions. . . . . . . . . .                 600                400
Cash distributions . . . . . . . . . . .           (1,144,000)        (1,056,000)
Net loss . . . . . . . . . . . . . . . .  .       (21,116,150)       (47,841,067)
                                                  ------------       ------------

Balance at December 31, 1992 . . . . . .  .         5,308,224         50,660,140

Capital contributions. . . . . . . . . .  .               990                110
Cash distributions . . . . . . . . . . .  .        (1,888,060)        (1,611,940)
Net loss . . . . . . . . . . . . . . . .  .       (27,015,848)       (62,505,416)
                                                 ------------       ------------

Balance at December 31, 1993 .. . . . . . .      $(23,594,694)       (13,457,106)
                                                 ============       ============




























              See accompanying notes to combined financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                              COMBINED STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                            1993               1992                1991
                                                                        ------------       ------------         -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(89,521,264)       (68,957,217)        (35,482,007)
  Item not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,023,113         22,625,958          22,233,706
    Amortization of deferred expenses. . . . . . . . . . . . . . . . .     4,007,632          3,367,762           3,829,014
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .     2,870,908          1,371,466            (479,400)
    Loss on disposal of fixed assets . . . . . . . . . . . . . . . . .       905,466              --                  --
    Provision for value impairment . . . . . . . . . . . . . . . . . .    67,479,871              --             14,844,420
    Provision for uncollectible rents and accrued rents receivable . .    19,289,459         41,945,558               --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . .   (17,331,609)       (12,229,860)            288,149
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (170,046)          (101,654)             33,458
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .      (574,483)           512,108             553,860
    Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,566,443)         1,560,622           1,375,080
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . .    28,477,923         18,999,945              78,022
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         9,310              --                  --
    Lease buyout obligations . . . . . . . . . . . . . . . . . . . . .     1,440,327              --                  --
                                                                        ------------       ------------         -----------
          Net cash provided by operating activities. . . . . . . . . .    36,340,164          9,094,688           7,274,302
                                                                        ------------       ------------         -----------
  Cash flows from investing activities:
    Net (purchases) sales of short-term investments. . . . . . . . . .     (665,608)         1,327,824               --
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .      115,197            100,543              69,875
    Additions to investment properties . . . . . . . . . . . . . . . .   (2,913,093)        (4,809,749)         (2,027,620)
    Payment of deferred expenses . . . . . . . . . . . . . . . . . . .   (1,949,648)        (2,581,514)            (15,960)
                                                                        -----------       ------------         -----------
          Net cash used in investing activities. . . . . . . . . . . .   (5,413,152)        (5,962,896)         (1,973,705)
                                                                       ------------       ------------         -----------
  Cash flows from financing activities:
    Principal payments on long-term debt . . . . . . . . . . . . . . .  (29,121,045)          (395,654)           (347,666)
    Advances from (repayments to) venture partners, net. . . . . . . .    2,596,221           (539,702)          4,056,748
    Contributions to ventures. . . . . . . . . . . . . . . . . . . . .        1,100              1,000           1,429,692
    Distributions to partners. . . . . . . . . . . . . . . . . . . . .   (3,500,000)        (2,200,000)         (8,785,772)
                                                                       ------------       ------------         -----------
          Net cash used in financing activities. . . . . . . . . . . .  (30,023,724)        (3,134,356)         (3,646,998)
                                                                       ------------       ------------         -----------
          Net increase (decrease) in cash and cash equivalents . . . . $    903,288             (2,564)          1,653,599
                                                                       ============       ============         ===========
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                        COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                            1993               1992                1991
                                                                       ------------       ------------         -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . .  $27,362,382         36,369,334          55,106,266
                                                                        ===========       ============         ===========
  Non-cash investing and financing activities:
    Disposals of fixed assets. . . . . . . . . . . . . . . . . . . . .  $ 1,343,470          1,469,162             178,453
    Write-off of related accumulated depreciation. . . . . . . . . . .     (438,004)             --                  --
                                                                        -----------       ------------         -----------

    Loss on disposal of fixed assets . . . . . . . . . . . . . . . . .  $   905,466          1,469,162             178,453
                                                                        ===========       ============         ===========




























                                                  See accompanying notes to combined financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           CERTAIN UNCONSOLIDATED VENTURES

                       NOTES TO COMBINED FINANCIAL STATEMENTS

                          DECEMBER 31, 1993, 1992 AND 1991


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of certain of the unconsolidated joint ventures in which Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") owns a direct interest. Also included are the accounts of one of the joint venture partnerships (underlying ventures) in which Carlyle-XV owns an indirect interest through one of the unconsolidated joint ventures. The entities included in the combined financial statements are as follows:
                                                                       DATE
         VENTURE                                                       ACQUIRED
         -------                                                       --------

1.       Maguire/Thomas Partners - South Tower
           ("South Tower") (a)                                          06/28/85

2.       Carlyle - XV Associates, L.P. (a)
           - JMB/125 Broad Building Associates, L.P.                    12/31/85
             ("JMB/125") (a)
          -  125 Broad Street Company (b)

          (a)  Represents an unconsolidated venture in which Carlyle-XV owns a direct ownership interest.

          (b) Represents a joint venture in which Carlyle-XV owns an indirect ownership interest through an unconsolidated venture.

For purposes of preparing the combined financial statements, the effect of all transactions between an unconsolidated joint venture and an underlying venture has been eliminated.

     The records of the ventures are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes.  The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to present the ventures' accounts in accordance with generally accepted accounting principles.  Such adjustments are not recorded on the records of the ventures.

     Statement of Financial Accounting Standards No. 95 requires the ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities.  The required information has been segregated and accumulated according to the classifications specified in the pronouncement.
In addition, the ventures record amounts held in U.S. Government obligations and other securities at cost which approximates market.  For the purposes of these statements, the ventures' policy is to consider all such amounts held with original maturities of three months or less (none at December 31, 1993 and 1992) as cash equivalents with any remaining amounts reflected as short-term investments.

     Vacancy rates in the downtown Manhattan office market have increased over the last few years.  As a result, competition for tenants has increased which has resulted in lower effective rents.  The increased vacancy in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many financial service companies which, along with related businesses, dominate the submarket.  This has resulted in uncertainty as to the ability of the joint venture partnership that owns the 125 Broad Street
                 CARLYLE REAL ESTATE L
                           CERTAIN UNCONSOLIDATED VENTURES

                 NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


Building to recover the net carrying value of the investment property through future operations and sale.  As a matter of prudent accounting practice, a provision for value impairment of such investment property of $14,844,420 was recorded as of December 31, 1991.  Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing and unaffiliated venture partner loans.

     Additionally, as more fully described in Note 3 (c)(iv) of Notes to the Consolidated Financial Statements of
Carlyle Real Estate Limited Partnership-XV, JMB/125 has reserved for certain receivables relating to one of the major tenants at 125 Broad Street.  In 1992, 125 Broad reserved for approximately $32,600,000 of accrued rents receivable relating to such tenant's lease.  Additionally, 125 Broad has provided for additional losses of approximately $19,300,000 and $9,300,000 in 1993 and 1992, respectively, relating to amounts currently due from the O&Y partners relating to such tenant's lease.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 236,000 square feet at the property on December 31, 1993 rather than its scheduled termination in January 1997.  In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125
Broad approximately $26,700,000, which 125 Broad in turn paid to its lender to reduce mortgage principal outstanding under the mortgage loan.  In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent of the lease termination.

     The mortgage note secured by Wells Fargo Center is scheduled to mature in December 1994.  In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in 1998, there is no assurance that the venture will be able to refinance the note when it matures.  The venture may then decide not to commit any significant additional amounts to the property.  This may result in the venture no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.  As a result of the uncertainty described above, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871.  Such provision made as of August 31, 1993, is recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases, financing costs, which are amortized over the term of the related debt, and organization costs, which are amortized over a five-year period.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the ventures.

     Maintenance and repair expenses are charged to operations as incurred.  Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Although certain leases of the ventures provide for tenant occupancy during periods for which no rent is due, the ventures accrue prorated rental income for the full period of occupancy.  In addition, although certain leases provide for step increases in rent during the lease term, the ventures recognize the total rent due on a straight-line basis over the entire lease.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           CERTAIN UNCONSOLIDATED VENTURES

                 NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial
Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS
107 value of all financial assets and liabilities for which it is practicable to estimate.  Value is defined in the
Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The venture believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments.  There is no quoted market value available for any of the venture's other instruments.
As the debt secured by the 125 Broad Street Building investment property has been classified as a current liability at December 31, 1993 as a result of defaults (see note 3), and because the resolution of such defaults is uncertain,
JMB/125 considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable.  The remaining debt, with a carrying balance of $198,477,197, has been calculated to have a SFAS 107 value of $201,181,435 by discounting the scheduled loan payments to maturity.  Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the ventures would be unable to refinance any of these properties to obtain such calculated debt amounts reported.  The ventures have no other significant financial instruments.

     Certain reclassifications have been made to the 1992 and 1991 combined financial statements to conform with the 1993 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.


(2)  VENTURE AGREEMENTS

     A description of the significant venture agreements is contained in Note 3 of Carlyle Real Estate Limited
Partnership-XV.  Such note is incorporated herein by reference.

(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                                          1993              1992
                                                         ------------      ------------
13% mortgage note; secured by the
 South Tower; payable in monthly
 installments of principal and
 interest of $2,190,000 until
 December 1994 when the remaining
 principal balance of $198,055,000
 is due. . . . . . . . . . . . . . . . . . . .        $198,477,197       198,927,464

10.125% mortgage note; secured by the
 125 Broad Street Building; semi-annual
 payments of interest only are required
 through December 23, 1995; any outstanding
 principal and unpaid interest is due on
 December 27, 1995 . . . . . . . . . . . . . .         248,739,738       277,410,516
                                                      ------------      ------------
                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           CERTAIN UNCONSOLIDATED VENTURES

                 NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED



                                                          1993              1992
                                                      ------------      ------------

          Total debt . . . . . . . . . . . . .         447,216,935       476,337,980
          Less current portion of
            long-term debt . . . . . . . . . .         447,216,935       277,860,783
                                                      ------------      ------------

          Total long-term debt . . . . . . . .        $      --          198,477,197
                                                      ============      ============

     In June 1992, the 125 Broad Street Company defaulted on its mortgage loan secured by the 125 Broad Street
Building.  Therefore, the loan has been classified at December 31, 1993 and December 31, 1992 as a current liability in the accompanying combined financial statements.  As of December 31, 1993, accrued interest relating to the 125
Broad Street note in default was $48,180,063.  Reference is made to Note 3(c)(iv) of Notes to the Consolidated
Financial Statements of Carlyle Real Estate Limited Partnership-XV.

     Five year maturities of long-term debt are as follows:

                      1994 . . . . . . . . .  $447,216,935
                      1995 . . . . . . . . .        --
                      1996 . . . . . . . . .        --
                      1997 . . . . . . . . .        --
                      1998 . . . . . . . . .        --
                                              ============

(4)  LEASES
     (a)  As Property Lessor
     At December 31, 1993, the properties in the combined group consisted of two office buildings.  The ventures have determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives.  Leases with commercial tenants range in term from one to 20 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                      1994 . . . . . . . . . . .        $ 56,853,468
                      1995 . . . . . . . . . . .          57,634,891
                      1996 . . . . . . . . . . .          60,566,341
                      1997 . . . . . . . . . . .          57,362,986
                      1998 . . . . . . . . . . .          51,203,800
                      Thereafter . . . . . . . .         354,036,341
                                                        ------------
                                Total. . . . . .        $637,657,827
                                                        ============

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           CERTAIN UNCONSOLIDATED VENTURES

                 NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED



     (b)  As Property Lessee

     The 125 Broad Street Building is currently subject to a ground lease which has a term through June 2067. The future minimum rental commitments under these leases are as follows:

                            1994 . . . . . . . . .       $ 1,075,000
                            1995 . . . . . . . . .         1,075,000
                            1996 . . . . . . . . .         1,075,000
                            1997 . . . . . . . . .         1,075,000
                            1998 . . . . . . . . .         1,075,000
                            Thereafter . . . . . .        74,175,000
                                                         -----------
                                      Total. . . .       $79,550,000
                                                         ===========


     The terms of the ground lease grant 125 Broad Street Company a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at ten-year intervals (the next option date occurring in 1994).
                                                                 SCHEDULE X

                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP
                           CERTAIN UNCONSOLIDATED VENTURES

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION

                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                        CHARGED TO COSTS AND EXPENSES
                                 ----------------------------------------------
                                   1993               1992              1991
                                -----------        ----------        ----------
Depreciation . . . . . . . .    $21,023,113        22,625,958        22,233,706

Repairs and maintenance. . .      5,968,953         6,291,955         6,490,736

Real estate taxes. . . . . .     14,578,166        15,863,796        14,635,888

Amortization of
  deferred expenses. . . . .      4,007,632         3,367,762         3,829,014
                                ===========        ==========        ==========






                                                                                                                      SCHEDULE XI
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                      COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                      DECEMBER 31, 1993


                                                                           COSTS
                                                                        CAPITALIZED
                                                INITIAL COST TO        SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                           UNCONSOLIDATED VENTURES(A)  TO ACQUISITION            AT CLOSE OF PERIOD (B)(D)
                                           --------------------------  --------------     ------------------------------------------
                                        LAND AND          BUILDINGS        LAND,       LAND AND        BUILDINGS
                                        LEASEHOLD           AND         BUILDINGS AND  LEASEHOLD           AND
                     ENCUMBRANCE        INTERESTS        IMPROVEMENTS   IMPROVEMENTS   INTEREST       IMPROVEMENTS     TOTAL (E)
                     -----------       -----------       ------------   -------------  ----------      ------------   -----------
OFFICE BUILDINGS:
 Wells Fargo Center
  South Tower
  Los Angeles,
  California . . . . $198,477,197        36,009,872        291,684,146  (45,083,279)(D)  27,528,045       255,082,694   282,610,739
 125 Broad Street
  Building
  New York, New
  York . . . . . . .  248,739,738            --            347,338,617   (1,629,334)(C)      --           345,709,283   345,709,283
                     ------------        ----------        -----------   ----------      ----------       -----------   -----------

    Total. . . . . . $447,216,935        36,009,872        639,022,763  (46,712,613)     27,528,045       600,791,977   628,320,022
                     ============        ==========        ===========   ==========      ==========       ===========   ===========

                                                                                                            SCHEDULE XI - CONTINUED
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                      COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                      DECEMBER 31, 1993


                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                       INCOME                 1993
                                            ACCUMULATED                DATE OF       DATE             STATEMENT            REAL ESTA
                                          DEPRECIATION(F)          CONSTRUCTION   ACQUIRED          IS COMPUTED              TAXES
                                         ----------------          ------------   ----------       ---------------         ---------
OFFICE BUILDINGS:
 Wells Fargo Center
  South Tower
  Los Angeles,
  California . . . . . . . . . .          $ 92,186,065              1983       06/28/85            5-30 years           2,713,959
 125 Broad Street
  Building
  New York, New
  York . . . . . . . . . . . . .           107,147,398              1970       12/31/85            5-30 years          11,864,207
                                          ------------                                                                 ----------

Total. . . . . . . . . . . .              $199,333,463                                                                 14,578,166
                                           ===========                                                                 ==========

                                                                                                           SCHEDULE XI - CONTINUED
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                               CERTAIN UNCONSOLIDATED VENTURES

                                                      COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                      DECEMBER 31, 1993

- - -----------------

Notes:
(A)  The initial cost to the Unconsolidated Ventures or Underlying Ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was $601,294,155.

(C)  In 1991, the affiliated joint venture recorded a provision for value impairment.  The portion allocated to real estate totalled
$14,844,420; see Note 1 of Notes to Combined Financial Statements.

(D)  In 1993, the affiliated joint venture recorded a provision for value impairment.  The portion allocated to real estate totalled
$65,837,633; see Note 1 of Notes to Combined Financial Statements.

(E)    Reconciliation of real estate owned as of December 31, 1993, 1992 and 1991:

                                                                       1993                   1992                    1991
                                                                   ------------            -----------            -----------
       Balance at beginning of period. . . . . . . . . . . .       $692,588,032            689,247,445            702,242,698
       Additions during period . . . . . . . . . . . . . . .          2,913,093              4,809,749              2,027,620
       Provision for value impairment. . . . . . . . . . . .        (65,837,633)                 --               (14,844,420)
       Disposals during period . . . . . . . . . . . . . . .         (1,343,470)            (1,469,162)              (178,453)
                                                                   ------------            -----------            -----------

       Balance at end of period. . . . . . . . . . . . . . .       $628,320,022            692,588,032            689,247,445
                                                                   ============            ===========            ===========

(F)    Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . . . . . . .       $178,748,354            157,591,558            135,536,305
       Depreciation expense. . . . . . . . . . . . . . . . .         21,023,113             22,625,958             22,233,706
       Disposals during period . . . . . . . . . . . . . . .           (438,004)            (1,469,162)              (178,453)
                                                                   ------------            -----------            -----------

       Balance at end of period. . . . . . . . . . . . . . .       $199,333,463            178,748,354            157,591,558
                                                                   ============            ===========            ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1993 and 1992.



                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation.
JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XV,
L.P., an Illinois limited partnership with JMB as the sole general partner.  The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the
Partnership.  Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 12-18 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-
16111) dated March 19, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner are as follows:

                                                                      SERVED IN
NAME                              OFFICE                             OFFICE SINCE
- - ----                              ------                             ------------
Judd D. Malkin                    Chairman                              5/03/71
                                  Director                              5/03/71
Neil G. Bluhm                     President                             5/03/71
                                  Director                              5/03/71
Jerome J. Claeys III              Director                              5/09/88
Burton E. Glazov                  Director                              7/01/71
Stuart C. Nathan                  Executive Vice President              5/08/79
                                  Director                              3/14/73
A. Lee Sacks                      Director                              5/09/88
John G. Schreiber                 Director                              3/14/73
H. Rigel Barber                   Chief Executive Officer and           8/01/93
                                  Executive Vice President              1/02/87
Jeffrey R. Rosenthal              Chief Financial Officer               8/01/93
Gary Nickele                      Executive Vice President              1/01/92
                                  General Counsel                       2/27/84
Ira J. Schulman                   Executive Vice President              6/01/88
Gailen J. Hull                    Senior Vice President                 6/01/88
Howard Kogen                      Senior Vice President                 1/02/86
                                  Treasurer                             1/01/91

     There is no family relationship among any of the foregoing directors or officers.  The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June
7, 1994 .  All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994.  There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partn
Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real
Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle
Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"),
Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII
("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage
Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage
Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income
Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income
Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties,
Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties,
Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI
("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), JMB Income Properties, Ltd.-XIII
("JMB Income-XIII").  Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.
("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II)) and
Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd.
("IDS/BIG")).  Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships:  The Partnership, Carlyle-VII,
Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB
Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB
Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage
Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General
Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V.  Mr. Malkin has been associated with JMB since October, 1969.  He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V.  Mr. Bluhm has been associated with JMB since August, 1970.  He is a member of the Bar of the State of Illinois and a Certified
Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977.  He holds a Masters degree in Business Administration from the
University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice
President of JMB until December 1990.  He is a member of the Bar of the State of Illinois and a Certified Public
Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972.  He is a member of the Bar of the
State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice
President of JMB until December 1990.  He holds a Masters degree in Business Administration from Harvard
University Graduate School of Business.
     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D
Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987.  He is a Certified Public
Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984.  He holds a J.D. degree from the
University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983.  He holds a Masters degree in
Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982.  He holds a Masters degree in
Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973.  He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors.  The Partnership is required to pay a management fee to the
Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the captions
"Compensation and Fees" at pages 8-12, "Cash Distributions" at pages 79-80, "Allocation of Profits or Losses for
Tax Purposes" at pages 78-79 of the Prospectus and at pages A-9 to A-17 of the Partnership Agreement, included as an exhibit to the Prospectus, is hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16111) dated March 19, 1993.  Reference is also made to Notes
5 and 11 for a description of such transactions, distributions and allocations.  In 1993, 1992 and 1991, the General
Partners were entitled to distributions of $0, $9,244 and $78,555, respectively, and earned management fees of $0,
$15,407 and $130,958, respectively, all of which was unpaid at December 31, 1993.  Through December 31, 1993,
$4,992,019 of property management fees and leasing fees have been deferred (including direct reimbursements made to the Partnership) by an affiliate of the General Partner, or approximately $11 per Interest in the aggregate.  If the
General Partners, and their affiliates had not deferred these fees and distributions, the distributions per Interest would have been reduced by up to such amount.  The Partnership expects to pay such amounts from net cash generated from future operations and sales.  The General Partners received a share of the Partnership's long-term capital gain for tax purposes aggregating $2,030,185 in 1993.  In addition, the General Partners received a share of the
Partnership's operating losses for tax purposes aggregating $767,924 in 1993.  Such operating losses may benefit the General Partners or the partners thereof to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates of the Partnership, as described under the captions "Compensation and Fees" at pages 8-12, "Conflicts of Interest"
at pages 12-18 of the Prospectus and "Powers, Rights and Duties of the General Partners" at pages A-19 to A-26 of the Partnership Agreement, included as an exhibit to the Prospectus, which are hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16111) dated
March 19, 1993.  The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 and Exhibit 21 hereto.

    Affiliates of the Corporate General Partner provided property management services in 1993 for six investment properties.  Such affiliates earned property management and leasing fees amounting to $900,177 in 1993 for such services, of which $703,737 was unpaid as of December 31, 1993.  Through December 31, 1993, $1,748,717 in
property management and leasing fees have been unpaid.  In addition, an affiliate of the Corporate General Partner deferred (through direct reimbursement to the Partnership) $140,049 in 1993 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures.
As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days notice.

     JMB Insurance Agency, Inc., affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1993 aggregating $63,740 in connection with providing insurance coverage for certain of the real property investments of the Partnership.  Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses o out-of-pocket expenses and salaries relating to the administration of the Partnership and the operation of the
Partnership's real property investments.  In 1993, the Corporate General Partner of the Partnership was due
reimbursement for such out-of-pocket expenses in the amount of $166,148, of which $877 was unpaid as of
December 31, 1993.

     Additionally, the General Partners are also entitled to reimbursements for legal, accounting and data processing services.  Such costs for 1993 were $166,465, of which all were unpaid as of December 31, 1993.  Reference is made to Note 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the Partnership:

                                       NAME OF                                    AMOUNT AND NATURE
                                       BENEFICIAL                                 OF BENEFICIAL          PERCENT
TITLE OF CLASS                         OWNER                                      OWNERSHIP              OF CLASS
- - --------------                         ----------                                 -----------------      --------
Limited Partnership                    Corporate General Partner                  9.8 Interests(1)(2)    Less than 1%
Interests                              and its officers and
                                       directors as a group

- - ----------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.
     (2)  Includes 4.8 Interests owned by officers or their relatives for which each officer has sole investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

       (c)   There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              (1)  Financial Statements (See Index to Financial Statements filed with this annual report).

              (2)  Exhibits.

                   3.      Amended and Restated Agreement of Limited Partnership, is hereby incorporated by reference to Exhibit 3 to the Partnership's Form 10-K (File No.
0-16111) for December 31, 1992 dated March 19, 1993.

                   4-A.    Assignment Agreement set forth as Exhibit B to the Prospectus is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's Report on
Form 10-K (File No. 0-16111) for December 31, 1992 dated March 19, 1993.

                   4-B.    Documents relating to the modification of the mortgage loan secured by 260
Franklin Street Building are hereby incorporated herein by reference to the
Partnership's Report on Form 10-K (File No. 0-16111) for December 31, 1992 dated March 19, 1993.

                   4-C.    Documents relating to the modification of the mortgage loans secured by the
160 Spear Street Building are hereby incorporated herein by reference to Exhibit
4-C to the Partnership's Report on Form 10-K (File No. 0-16111) for December 31, 1992 dated March 19, 1993.

                   4-D.    Documents relating to the refinancing of the mortgage note secured by the Post
Crest Apartments are hereby incorporated herein by reference to Exhibit 4-D to the Partnership's Report on Form
10-K (File No. 0-16111) for December 31, 1992 dated March 19, 1993.

                   10-A.   Escrow Deposit Agreement is hereby incorporated herein by reference to the
Partnership Registration Statement on Form S-11 (File No. 2-95382) dated
January 18, 1985.

                   10-B.   Acquisition documents relating to the purchase by the Partnership of an interest in the 900 Third Avenue Building in New York, New York, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Form S-11 (File No. 2-95382) dated January 18, 1985.

                   10-C.   Acquisition documents relating to the purchase by the Partnership of an interest in the Piper Jaffray Tower in Minneapolis, Minnesota, are hereby incorporated herein by reference to the Partner-
ship's Registration Statement on Form S-11 (File No. 2-95382) dated January 18, 1985.
                   10-D.   Acquisition documen
Building in Fulton County, Georgia, are hereby incorporated herein by reference to the Partnership's Registration
Statement on Amendment No. 2 to Form S-11 (File No. 2-95382) dated July 5, 1985.

                   10-E.   Acquisition documents relating to the purchase by the Partnership of an interest in the Crocker Center South Tower in Los Angeles, California, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Amendment No. 2 to Form S-11 (File No. 2-95382) dated July 5, 1985.

                   10-F.   Acquisition documents relating to the purchase by the Partnership of an interest in the Villa Solana Apartments in Laguna Hills, California, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Post-Effective Amendment No. 1 to Form S-11 (File No. 2-95382) dated
September 13, 1985.

                   10-G.   Acquisition documents relating to the purchase by the Partnership of an interest in the Eastridge Mall in Casper, Wyoming, are hereby incorporated herein by reference to the Partnership's
Registration Statement on Post Effective Amendment No. 1 to Form S-11 (File No. 2-95382) dated September 13,
1985.

                   10-H.   Acquisition documents relating to the purchase by the Partnership of the Summit
Hills Apartments in DeKalb County, Georgia, are hereby incorporated herein by reference to the Partnership's
Registration Statement on Post Effective Amendment No. 2 to Form S-11 (File No. 2-95382) dated December 13,
1985.

                   10-I.   Acquisition documents relating to the purchase by the Partnership of an interest in the 160 Spear Street Building in San Francisco, California, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated
March 13, 1986.

                   10-J.   Acquisition documents relating to the purchase by the Partnership of an interest in the Baltimore Federal Financial Building in Baltimore, Maryland, are hereby incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated
March 13, 1986.

                   10-K.   Acquisition documents relating to the purchase by the Partnership of the Arthur
D. Little Building in Woodland Hills, California, are hereby incorporated herein by reference to the Partnership's
Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March 13, 1986.

                   10-L.   Acquisition documents relating to the purchase by the Partnership of an interest in the Park at Countryside Apartments in Port Orange, Florida, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated
March 13, 1986.
                   10-M.   Acquisition documents relating to the purchase by the Partnership of an interest in the Owings Mills Shopping Center in Owings Mills, Maryland, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated
March 13, 1986.

                   10-N.   Acquisition documents relating to the purchase by the Partnership of an interest in the 125 Broad Street Building, New York, New York, are hereby incorporated herein by reference to the Partner-
ship's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March
13, 1986.

                   10-O.   Acquisition documents relating to the purchase by the Partnership of an interest in the Boatmen's Center in Kansas City, Missouri, are hereby incorporated herein by reference to the Partnership's
Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March 13, 1986.

                   10-P.   Acquisition documents relating to the purchase by the Partnership of an interest in the 260 Franklin Street Building in Boston, Massachusetts, are hereby incorporated herein by reference to the
Partnership's Registration Statement on Post-Effective Amendment No. 4 to Form S-11 dated April 30, 1986.

                   10-Q.   Acquisition documents relating to the purchase by the Partnership of an interest in the Mitsui Manufacturers Bank Building in Beverly Hills, California, are hereby incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 5 to Form S-11 dated July 31, 1986.

                   10-R.   Acquisition documents relating to the purchase by the Partnership of an interest in the California Plaza office building in Walnut Creek, California are hereby incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 5 to Form S-11 dated July 31, 1986.

                   10-S.   Acquisition documents relating to the purchase by the Partnership of the
Springbrook Shopping Center in Bloomingdale, Illinois, are hereby incorporated herein by reference.

                   10-T.   Acquisition documents relating to the purchase by the Partnership of the Erie-
                           McClurg Parking Facility in Chicago, Illinois are hereby incorporated herein by reference.

                   10-U.*  Real Estate Purchase Agreement dated June 30, 1992, between Erie-McClurg
Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking
Facility, is hereby incorporated herein by reference.

                   10-V.*  First Amendment to Real Estate Purchase Agreement dated August 26, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of
Erie-McClurg Parking Facility, is hereby incorporated herein by reference.
                   10-W.*  Second Amendment to Real Estat
1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville
Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

                   10-X.   Agreement of Limited Partnership of Carlyle-XV Associates, L.P., dated April
19, 1993 between the Partnership and Carlyle Partners, Inc. relating to the 125 Broad Street Building, is filed herewith.

                   10-Y.   Documents relating to the modification of the mortgage loan secured by
California Plaza are
                           filed herewith.

                   21.     List of Subsidiaries.

                   24.     Powers of Attorney.

                   -----------------

                   *   Previously filed as Exhibits 10-U, 10-V and 10-W, respectively, to the Partnership's
Report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-16111) dated
March 19, 1993 and hereby incorporated herein by reference.


         (b)  The following reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

              (i)  None

         No annual report for the fiscal year 1993 or proxy material has been sent to the Partners of the
Partnership.  An annual report will be sent to the Partners subsequent to this filing.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                            By:   JMB Realty Corporation
                                  Corporate General Partner


                                  GAILEN J. HULL
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By:   JMB Realty Corporation
                                  Corporate General Partner


                                  JUDD D. MALKIN*
                            By:   Judd D. Malkin, Chairman and Director
                            Date: March 28, 1994


                                  NEIL G. BLUHM*
                            By:   Neil G. Bluhm, President and Director
                            Date: March 28, 1994


                                  H. RIGEL BARBER*
                            By:   H. Rigel Barber, Chief Executive Officer
                            Date: March 28, 1994


                                  JEFFREY R. ROSENTHAL*
                            By: Jeffrey R. Rosenthal, Chief Financial Officer Principal Financial Officer
                            Date: March 28, 1994


                                  GAILEN J. HULL
                            By:   Gailen J. Hull, Senior Vice President
                                  Principal Accounting Officer
                            Date: March 28, 1994


                                  A. LEE SACKS*
                            By:   A. Lee Sacks, Director
                            Date: March 28, 1994


                                  STUART C. NATHAN*
                            By:   Stuart C. Nathan, Executive Vice President
                                    and Director
                            Date: March 28, 1994


                            *By:  GAILEN J. HULL, Pursuant to a Power of
                                                  Attorney


                                  GAILEN J. HULL
                            By:   Gailen J. Hull, Attorney-in-Fact
                            Date: March 28, 1994

                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                    EXHIBIT INDEX

                                                            Document
                                                          Incorporated
                                                          By Reference     Page
                                                          ------------     ----

3.           Amended and Restated Agreement                     Yes
             of Limited Partnership of the
             Partnership, included as Exhibit A
             to the Partnership's Prospectus
             dated July 5, 1985.

4-A.         Assignment Agreement, included as                  Yes
             Exhibit B to the Partnership's
             Prospectus dated July 5, 1985.

4-B.         Documents relating to the modification
             of the mortgage loan secured by
             the 260 Franklin Street Building                   Yes

4-C.         Documents relating to the modification
             of the mortgage loans secured by
             the 160 Spear Street Building                      Yes

4-D.         Documents relating to the refinancing
             of the mortgage loan secured by
             the Post Crest Apartments                          Yes

10-A. through
 10-R. *     Exhibits 10.A through 10.R                         Yes
             are hereby incorporated herein by
             reference.

10-S. through
  10-W.      Exhibits 10-S. through 10-W.
             are hereby incorporated herein by
             reference.                                         Yes

10-X.        Agreement of Limited Partnership
             of Carlyle-XV Associates, L.P.,
             dated April 19, 1993 between the
             Partnership and Carlyle Partners,
             Inc. relating to the 125 Broad Street
             Building is filed herewith.                         No

10-Y.        Documents relating to the modification
             of the mortgage loan secured by
             California Plaza are filed herewith.                No

21.          List of Subsidiaries                                No

24.          Powers of Attorney                                  No

- - --------------------

* Previously filed as Exhibits to the Partnership's Registration Statement (as amended) on Form S-11 (Filed No. 2-95382) of the Securities Act of 1933.




      AMENDED AND RESTATED ARTICLES OF PARTNERSHIP OF
      JMB/125 BROAD BUILDING ASSOCIATES


      These Amended and Restated Articles of Partnership made and entered into as of April 21, 1993, by and between Carlyle Advisors, Inc., a Delaware corporation (hereinafter referred to as "General Partner"), and Carlyle-XV Associates, L.P., an Delaware limited partnership, and Carlyle-XVI Associates, L.P., a Delaware limited partnership, as the limited partners (hereinafter collectively referred to as the "Limited Partners").

      W I T N E S S E T H

      THAT WHEREAS, this partnership (hereinafter referred to as the "Partnership") was heretofore formed pursuant to the Uniform Partnership Act of the State of Illinois by Carlyle Real Estate Limited Partnership-XV, an Illinois limited partnership, and Carlyle Real Estate Limited Partnership-XVI, an Illinois limited partnership (hereinafter collectively referred to as the "Original Partners"); and

      THAT WHEREAS, the Original Partners have each individually assigned their respective partnership interests to the Limited Partners pursuant to that certain Amendment No. 1 to the Articles of Partnership of the Partnership (the "Agreement"); and

      THAT WHEREAS, the parties hereto desire to continue the partnership as a limited partnership pursuant to the Revised Uniform Limited Partnership Act as in effect in the State of Illinois, as amended (the "Act"), for the purposes and on the terms and conditions hereinafter set forth; and

      THAT WHEREAS, the General Partner desires to: (i) be admitted into the Partnership as a general partner, (ii) perform all of the duties and responsibilities of a general partner under the Act, and (iii) acquire a general partnership interest in the Partnership, and the Limited Partners, by their execution hereof, desire to evidence their consent to said admission and to the continuance of the Partnership as a limited partnership; and

      THAT WHEREAS, the parties hereto desire to amend and restate the partnership so that it appears in its entirety as follows.

      NOW THEREFORE, the undersigned hereby continue the partnership as a limited partnership under the provisions of the Act, except as hereinafter provided, for the purposes and on the terms and conditions as hereinafter set forth, and do hereby agree:

      1. Name of Partnership. The name of the Partnership shall be "JMB/125 Broad Building Associates, L.P."

      2. Character of the Partnership's Business. The character of the business of the Partnership will be to acquire, hold, and otherwise use for profit , either directly or indirectly, an interest in 125 Broad Street Company, a limited partnership formed pursuant to the Uniform Limited Partnership Act as in effect in the State of New York, which partnership owns the improvements on, together with a leasehold interest in, the land more particularly described on Exhibit A attached hereto, and to engage in any and all activities related or incidental thereto. Whenever the term "Property" appears in these Articles such term shall mean any property, real or personal, tangible or intangible, at any time owned by the Partnership, including the Partnership's interest in 125 Broad Street Company, and any property at any time owned by 125 Broad Street Company.

      3. Location of the Principal Place of Business. The location of the principal place of business of the Partnership shall be 900 North Michigan Avenue, Chicago, Illinois 60611 or such other location as shall be designated by the Partners.

      4. Names and Places of Residence of Partners. The names of the Partners of the Partnership and their respective addresse after each respective name as follows:


      General Partner                                 Residence

      Carlyle Advisors, Inc.                          900 North Michigan
                                                      Chicago, IL 60611

      Limited Partners                                Residence

      Carlyle-XV Associates, L.P.                     900 North Michigan
                                                      Chicago, IL 60611

      Carlyle-XVI Associates, L.P.                    900 North Michigan
																																																						Chicago,IL 60611

As used herein, the term "Partner" shall refer to any of the General Partner or Limited Partners and the term "Partners" shall refer to the General Partner and the Limited Partners collectively and shall include their respective successors and assigns, as the case may be.

      5. Term of Partnership. The term for which the Partnership shall exist shall be until December 31, 2035 unless sooner terminated as hereinafter provided.




      6.      Contributions of the Members of the Partnership.

            A. Contributions. The Original Partners have contributed the sums set forth opposite each Partner's name on the attached Exhibit B. Each of the Limited Partners have contributed hereto the partnership interests in the Partnership assigned to them by each of the Original Partners, respectively. In the event that any Partner makes an additional contributions to the Partnership or receives a return of all or part of its contributions to the Partnership, Exhibit B shall be promptly and appropriately amended to reflect such additional or returned contribution.

            B. Withdrawals of Capital. Except as otherwise herein provided, no Partner shall be entitled to withdraw capital or to receive distributions of or against capital without the prior written consent of, and upon the terms and conditions specified by, the General Partner.

            C. Capital Accounts. The Partnership shall maintain for each of the Partners a Capital Account, which shall be the aggregate amount of the contributions to the Partnership made by such Partner, as set forth in Exhibit B, reduced by the aggregate amount of any losses allocated, and any distributions of cash or the fair market value of other assets of the Partnership made, to such Partner and increased by the aggregate amount of any profits allocated to such Partner.

            D. Loans. Except as provided in Section 8D hereof, all advances or payments to the Partnership by any Partner shall be deemed to be loans by such Partner to the Partnership, and the Partner shall be entitled to interest thereon at such rates per annum as the General Partner may determine, and the same, together with interest as aforesaid, shall be repaid before any distribution shall be made hereunder to the other Partners. No such loan to the Partnership shall be made without the prior written consent of the General Partner and, unless all of the Partners otherwise agree, shall be required to be made by all of the Partners in proportion to their respective Partnership Shares (as hereinafter defined).

      7.      Partnership Shares.

            A. As used herein, "profits and losses" include, without limitation, each item of Partnership income, gain, loss and deduction as determined for Federal income tax purposes, and "Partnership Share" means the proportion which the aggregate capital contributions to the Partnership of a Partner bear to the aggregate capital contributions to the Partnership of all of the Partners as set forth in Exhibit B. All net profits or losses from the operations of the Partnership for a fiscal year or part thereof shall be allocated to the Partners based upon their respective Partnership Shares.

      Any credits of the Partnership for a fiscal year shall be allocated in the same manner as are profits of the Partnership pursuant to this Section 7A (without regard to Section 7B), except that any investment tax credit shall be allocated only among those Partners who were partners (for Federal income tax purposes) on the date the property with respect to which such credit is earned was placed in service.

            B. There shall be allocated to each Partner (i) the amount of any profits attributable to interest, "points", financing fees and other amounts paid by such Partner to the Partnership with respect to loans made by the Partnership to such Partner and (ii) the amount of any losses attributable to interest, "points", financing fees and other amounts paid by the Partnership to a third party lender with respect to borrowings incurred by the Partnership to make loans by the Partnership to such Partner.

            C. (i) All net profits or losses from the sale or other disposition of all or any substantial portion of the Property shall be allocated to the Partners in accordance with their respective Partnership Shares on the date on which the Partnership recognized such profits or losses for Federal income tax purposes. Notwithstanding allocations in the first sentence of this Section 7C(i) if, at any time profit or loss, as the case may be, is realized by the Partnership on the sale or other disposition of all or any substantial portion of the Property, the Capital Account balances of the Partners are not in the ratio of their respective Partnership Shares (the "Equalization Ratio"), then gain shall be allocated to those Partners whose Capital Account balances are less than they would be if they were in the Equalization Ratio (or loss shall be allocated to those Partners whose Capital Account balances are greater than they would be if they were in the Equalization Ratio), in either case up to and in proportion to the amount necessary to cause the Capital Account balances of the Partners to be in the Equalization Ratio and then in accordance with the first sentence in this
Section 7C(i). Notwithstanding any adjustment of the allocation of profits or losses provided in this Agreement by any judicial body or governmental agency, the allocations of profits of losses provided in this Agreement shall control for purposes of this Agreement (or any amendment hereto pursuant to Section
12B), including without limitation, the determination of the Partners' Capital Accounts.

            (ii) The portion of any gain allocated under Section 7C(i) above that represents ordinary income attributable to "Unrealized Receivables" and "Substantially Appreciated Inventory Items", as such terms are defined in
Section 751(c) and (d), respectively, of the Internal Revenue Code of 1954, as amended (the "Code"), shall be allocated among the Partners in the proportions in which depreciation deductions on the Partnership Property sold, or tax benefits attributable to or giving rise to such Unrealized Receivables or Substantially Appreciated Inventory Items, were originally allocated to their Partnership interests. No Partner shall relinquish such Partner's share of "Unrealized Receivables" (as such term is defined in Section 751(c) of the Code) attributable to depreciation recapture in the case of a distribution or constructive distribution of property arising in connection with admission to the Partnership of another person as Person.

            D. Each distribution to the Partners of cash or other assets of the Partnership made prior to the dissolution of the Partnership, including, but not limited to, each distribution of net proceeds received by the Partnership from the sale or refinancing of all or any substantial portion of the Property, shall be made to the Partners in accordance with their respective Partnership Shares owned on the date of such distribution;
provided, however, that if, at the time of any such distribution, the Capital Account balances of the Partners are not in the Equalization Ratio, then the proceeds of any such distribution shall be distributed first to the Partners having Capital Account balances greater than they would be if the Capital Account balances of all Partners were in the Equalization Ratio, up to and in proportion to the amount necessary to cause the Capital Account balances of all Partners to be in the Equalization Ratio, and then in accordance with the respective Partnership Shares of the Partners on the date of such distribution. Each distribution of cash or other assets of the Partnership made after dissolution of the Partnership shall be made in accordance with
Section 11C. Distributions to the Partners will be made in such amounts and at such times as shall be determined by the General Partner.

            E. The Partnership Shares of each of the Partners are as follows: 1% to the General Partner, 58.712% to Carlyle-XV Associates, L.P., and 40.288% to Carlyle-XVI Associates, L.P.

      8.      Powers, Rights and Duties of the Partners.

            A. Except as otherwise provided herein, the General Partner alone shall have the full, exclusive and complete power, authority and responsibility to manage and control the affairs and funds of the Partnership in the ordinary course of its activities for the purposes herein stated, including the power to take (or omit) all or any such action as he may from time to time deem appropriate or desirable in connection therewith. In furtherance of the powers granted to the General Partner herein, and in no way in limitation thereof, the General Partner, for and on behalf of the Partnership, shall have full, exclusive and complete power and responsibility to enter into agreements of whatever nature necessary to effect the acquisition of the Partnership's assets, and such amendments and restatements thereof and supplements and modifications thereto as it amy consider to be in the best interests of the Partnership to perform all duties and obligations, and exercise all rights, as provided under such agreements in such manner as it may determine; to act on behalf of the Partnership in dealing with third parties and to manage, operate and undertake the funds and affairs of the Partnership for the purposes of conducting its business and of making, holding, conducting and disposing of assets and investments. The president or any vice president of the General Partner may act for and in the name of the Partnership in the exercise by the Partnership of any of its rights and powers hereunder. In dealing with the president or any vice president of the General Partner, no person shall be required to inquire into the authority of such individual acting on behalf of the Partnership to bind the Partnership. Persons dealing with the Partnership are entitled to rely conclusively on the power and authority of the president or any vice president of the General Partner as set forth in this Agreement.

            B. Notwithstanding any provision of this Agreement to the contrary, in the event that the Partners cannot reach unanimous agreement concerning a decision regarding the sale of all or any substantial portion of the Property (other than any property owned by a partnership or joint venture, directly or indirectly through another partnership or joint venture, in which the Partnership is a partner), the Partner or Partners desiring a sale thereof (the "Notifying Party") shall give notice to the other Partner or Partners (the "Notified Party") of the proposed transaction and shall deliver to the Notified Party with such notice a copy of the bona fide written offer from the prospective purchaser setting forth the name of the prospective purchaser and all of the material terms and conditions on which it is intended that the Property, or specified portion thereof, be sold. The Notified Party shall then have 30 days after receiving such notice to elect (by giving notice of the same to the Notifying Party) either (a) to purchase the specified Property (other than any property owned by a partnership or joint venture, in which the Partnership is a partner) for the purchase price and on the terms and conditions as set forth in such offer or (b) to acquire a proportionate share of the Notifying Party's interest in the Partnership for an amount equal to the amount which the Notifying Party would have received as its share of the net proceeds from the sale of the specified Property. In the event that the Notified Party makes either such election, the Partners shall close on the transaction as elected by the Notified Party within a period equal to the later of 90 days after the making of such election or the closing date specified in such written offer, with the time, place and date (within such period) as specified by the Notified Party by notice to the Notifying Party within 30 days after the making of such election. If the Notified Party does not make either election, then the Notifying Party may conclude a sale of such specified Property, without the agreement of the Notified Party, at any time or times within 180 days after the giving of notice of the proposed sale thereof, for a purchase price and on terms which are at least as favorable to the Partnership as those contained in the written offer and only to the purchaser identified in such written offer or to an "Affiliate" (as hereinafter defined) of such purchaser, if the Affiliate is specified in such written offer or such notice, but if a sale is not consummated within such period, then the right of the Notified Party to receive notice and to purchase or to acquire as aforesaid will continue as to any future proposed sale. In the event that the Notified Party includes more than one Partner, the election made by the Notified Party must be consented to by each such Partner and the purchase from the Notifying Party shall be made by the Partners comprising the Notified Partner based upon their respective Partnership Shares at the time of such election; provided, however, that if one such Partner fails or refuses to consent to either election, the other such Partner may, at its option, make the election of its choice and undertake the entire purchase or acquisition from the Notifying Party.

            C. Neither the General Partner nor any of its Affiliates shall be required to manage the Partnership as its sole and exclusive function and it may have other business interests and may engage in other activities in addition to those relating to the Partnership, including the making or management of other investments. Without limitation on the generality of the foregoing, each Partner recognizes that each Partner was formed for the purpose of investing in, operating, transferring, leasing and otherwise using real property and interests therein for profit and engaging in any and all activities related or incidental thereto and that each Partner will or may make other investments consistent with such purpose. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and the pursuit of such other ventures or activities by each Partner or any of their Affiliates, even if competitive with the business of the Partnership, is hereby consented to by all Partners and shall not be deemed wrongful or improper. Except as otherwise permitted in this Agreement or in any agreement among the Partners, no Partner or any Affiliate of a Partner shall be obligated to present any particular investment opportunity to the Partnership even if such opportunity is of a character which, if presented to the Partnership, could be taken by the Partnership, and each Partner or any Affiliate of a Partner shall have the right to take for its own account, or to recommend to others, any such particular investment opportunity.

            D. "Affiliate(s)" of a person means (i) any officer, director, employee, shareholder, partner or relative within the third degree of kindred of such person: (ii) any corporation, partnership, trust or other entity controlling, controlled by or under common control with such person or any such relative of such person; and (iii) any officer, director, trustee, general partner or employee of any entity described in (ii) above. Affiliates of a Partner may receive commissions when the Partnership buys or sells the Property or any portion thereof and may be employed to provide property management for the Partnership or any of the Property, but no commissions or compensation payable to such Affiliate for the same may exceed the normal and competitive rates for similar services in the locality where provided. The Partnership may borrow funds for the purpose of lending such funds to all or any of its Partners; provided, however, that the cost of such funds charged to the Partnership (including financing fees, "points" and interest charged with respect to such funds) by a third party shall not exceed the amount charged by the Partnership to such Partner or Partners for the use of such funds. The Partnership may enter into agreements with Affiliates of a Partner to provide insurance brokerage or similar services to the Partnership or any of the Property; provided that any such services by Affiliates shall be at rates at least as favorable to the Partnership as those available from unaffiliated parties. The validity of any transaction, agreement or payment involving the Partnership and any Affiliate of a Partner shall not be affected by reason of the relationship between the Partner and such Affiliate or the approval of said transaction, agreement or payment by officers, directors or partners of such Affiliate all or some of whom are also Affiliates of a Partner or are officers, directors or partners or are otherwise interested in or related to such Partner or its Affiliates.

            E. No Partner nor any Affiliate of any Partner nor any officer, director, shareholder, employee or partner of any such Affiliate shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any other Partner for any action taken or failure to act on behalf of the Partnership within the scope of the authority conferred on such Partner or such Affiliate or such other person by this Agreement or by law unless such action or omission was performed or omitted fraudulently or in bad faith or constituted wanton and willful misconduct.


            F. The Partnership shall indemnify and hold harmless each Partner, any Affiliate of any Partner and any officer, director, shareholder, employee or partner of any such Affiliate (the "Indemnified Parties") from and against any loss, expense, damage or injury suffered or sustained by any Indemnified Party by reason of any acts, omissions or alleged acts or omissions arising out of its activities on behalf of the Partnership or in furtherance of the interest of the Partnership, including, but not limited to, any judgment, award, settlement, reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any actual or threatened action, proceeding or claim; provided that the acts or omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim are based were performed or omitted in good faith and were not performed or omitted fraudulently or in bad faith or as a result of wanton and willful misconduct.

            G. The Limited Partners shall not participate in the management or control of the Partnership's business, nor shall they transact any business for the Partnership, nor shall they have the power to act for or bind the Partnership, said powers being vested solely and exclusively in the General Partner as provided herein (and except as provided herein). The Limited Partners shall not have any personal liability whatever, whether to the Partnership, to any Partner or to the creditors of the Partnership, for the debts of the Partnership or any of its losses once it has paid to the Partnership the amount of its capital contribution set forth in Exhibit B.
The partnership interest of the Limited Partners in the Partnership shall be fully paid and non-assessable.

            H. The General Partner may in its sole discretion, make or seek to revoke the election referred to in Section 745 of the Internal Revenue Code of 1986, as amended, (herein the "Code") or any similar provision exacted in lieu thereof. Each of the Partners will upon request supply the information necessary to properly give effect to any such election.

            I. The General Partner shall, at the Partnership's expense and within a reasonable time after the close of each fiscal year, cause each Partner to be furnished with such statements of the Partnership's assets and liabilities as of the close of such year (if any), such profit and loss statement for such year (if any), such statement of the capital and profit account of each Partner (if any), and such other reports (if any), all as the General Partner may deem appropriate.

            J. The General Partner shall, at the Partnership's expense, cause the Partnership's Federal and state income and other tax returns to be prepared and filed and shall furnish copies to each Partner of any information on such returns needed for the preparation of each Partner's own tax returns.

      9. Books and Records of the Partnership; Fiscal Year. The General Partner shall keep and maintain the books and records of the Partnership at the principal place of business of the Partnership. The fiscal year of the Partnership shall end on the 31st day of December in each year. The books of the Partnership shall be kept on the cash or accrual basis, and the Partnership shall be on the cash or accrual basis for tax purposes, as determined by the General Partner. The books and records of the Partnership shall be audited at such times and by such accountants as shall be determined from time to time by the General Partner. The funds of the Partnership shall be deposited in such bank accounts or invested in such interest-bearing or non-interest-bearing investments as shall be determined by Partner.

      10.     Transfer of Partnership Interest.

            A. No Partner may sell, assign, transfer, encumber or hypothecate the whole or any part of its Partnership interest (including, but not limited to, its interest in the capital or profits of the Partnership) without prior written consent of the General Partner.

            B. Any party or person admitted to the Partnership as a substituted Partner shall be subject to and bound by all of the provisions of this Agreement as if originally a party to this Agreement and as a condition to such admission shall be required to execute a copy of this Agreement as amended to the date of such admission.

            C. A Partner shall have no liability hereunder (including, but not limited to, any liability as a surety but excluding the repayment of any outstanding principal and interest on loans made by the Partnership to such Partner) for any obligations accruing under or in connection with the Partnership and relating to events occurring after such Partner shall have sold, assigned or transferred its entire Partnership interest.

      11.     Dissolution of the Partnership.

            A. No act, thing, occurrence, event or circumstances shall cause or result in the dissolution of the Partnership except the matters specified in subsection B below.

            B. The happening of any one of the following events shall work a dissolution of the Partnership:

                  (1) The bankruptcy, resignation, legal incapacity, dissolution, termination, or expulsion of the General Partner; provided, however, that in such event the remaining Partners shall have the right to elect to continue the Partnership's business by depositing at the office of the Partnership a writing evidencing such an election. No other act shall be required to effect such continuation;

                  (2) The sale of all or substantially all of the assets of the Partnership;


                  (3) The unanimous agreement in writing by all of the Partners to dissolve the Partnership; or

                  (4) The termination of the term of the Partnership pursuant to Section 5 hereof. Without limitation on the other provisions hereof, the admission of a new Partner shall not work a dissolution of the Partnership. Except as otherwise provided in this Agreement, each Partner agrees that, without the consent of the General Partner, a Partner may not withdraw from or cause a voluntary dissolution of the Partnership.

            C. Upon the occurrence of any of the events specified in subsection B above causing a dissolution of the Partnership and except as otherwise provided in subsection B above, the remaining Partner or Partners shall commence to wind up the affairs of the Partnership and to liquidate its investments (and in this connection shall have full right and unlimited discretion to determine in good faith the time, manner and terms of any sale or sales of Partnership Property). The Partner or Partners obligated to wind up the affairs of the Partnership as aforesaid shall herein be called the "Winding-Up Party". The Partners and their legal representatives, successors and assignees shall continue to share in profits and losses during the period of liquidation in the same manner and proportion as immediately before the dissolution. Following the payment of all debts and liabilities of the Partnership and all expenses of liquidation and subject to the right of the Winding-Up Party to set up such cash reserves as, and for so long as, it may deem reasonably necessary, the proceeds of the liquidation and any other funds of the Partnership shall be distributed to the Partners (after deducting from the distributive share of a Partner any sum such Partner owes the Partnership) in accordance with Section 7 hereof. No Partner shall have any right to demand or receive property other than cash upon dissolution or termination of the Partnership. Upon the completion of the liquidation of the Partnership and of the distribution of all Partnership funds, the Partnership shall terminate and the Winding-Up Party shall have the authority to execute any and all documents required in its judgment to effectuate the dissolution and termination of the Partnership. Each Partners shall look solely to the assets of the Partnership for all distributions with respect to the Partnership and its capital contributions thereto and share of profits or losses therefrom, and shall have no recourse therefor against any Partner; provided that nothing herein contained shall relieve any Partner of such Partner's obligation to pay any liability or indebtedness owing to the Partnership by such Partner.

      12.     Notices; Amendment.

            A. Any notice which a Partner is required or may desire to give any other Partner shall be in writing, and may be given by personal delivery or by mailing the same by United States registered or certified mail, return receipt required, to the Partner to whom such notice is directed at the address of such Partner as hereinabove set forth, subject to the right of a Partner to designate a different address for itself by notice similarly given. Any notice so given by United States mail shall be deemed to have been given on the second day after the same is deposited in the United States mail as registered or certified mail, addressed as above provided, with postage thereon fully prepaid. Any such notice not given by registered or certified mail as aforesaid shall be deemed to be given upon receipt of the same by the party to whom the same is to be given.

            B. This Agreement may be amended by written agreement of amendment executed by all the Partners, but not otherwise.

      13. New General Partner. All of the Partners may agree in writing from time to time to admit to the Partnership one or more new General Partners. The General Partner may, on behalf of all Partners, cause Exhibit B hereto and the Partnership's Certificate of Limited Partnership to be appropriately amended and cause the same to be recorded in the event of each such appointment. No such addition or substitution of a new General Partner shall work a dissolution of the Partnership or otherwise affect the continuity of the Partnership.

      14. Miscellaneous. Each Partner hereby irrevocably waives any and all rights that it may have to maintain any action for partition of any of the Partnership Property. This Agreement constitutes the entire agreement between the parties. This Agreement supersedes any prior agreement or understanding between the parties. This Agreement and the rights of the parties hereunder shall be governed by and interpreted in accordance with the laws of the State of Illinois. Except as herein otherwise specifically provided, this Agreement shall be binding upon and inure to the benefit of the parties and their legal representatives, successors and assignees. Captions contained in the Agreement in no way define, limit or extend the scope or intent of this Agreement. If any provision of this Agreement, or the application of such provision to any person or circumstance shall be held invalid, the remainder of this Agreement, or the application of such provision to other persons or circumstances, shall not be affected thereby. This Agreement may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. The opinion of the independent certified public accountants retained by the Partnership from time to time shall be final and binding with respect to all computations and determinations required to be made under Section 7 hereof (including computations and determinations in connection with any distribution following or in connection with dissolution of the Partnership). If the Partnership or any Partner obtains a judgment against any other party by reason of breach of this Agreement or failure to comply with the provisions hereof, a reasonable attorneys' fee as fixed by the court shall be included in such judgment. Any Partner shall be entitled to maintain, on its own behalf or on behalf of the Partnership, any action or proceeding against any other Partner or the Partnership (including, without limitation, any action for damages, specific performance or declaratory relief) for or by reason of breach by such party of this Agreement, notwithstanding the fact that any or all of the parties to such proceeding may then be a partner in the Partnership, and without dissolving the Partnership as a partnership. No remedy conferred upon the Partnership or any partner in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by stature (subject, however, to the limitations expressly herein set forth). No waiver by a Partner or the Partnership of any breach of this Agreement shall be deemed to be a waiver of any other breach of any kind or nature and no acceptance of payment or performance by a Partner of the Partnership after any such breach shall be deemed to be a waiver of any breach of this Agreement whether or not such Partner or the Partnership knows of such breach at the time it accepts such payment or performance. No failure or delay on the part of a Partner or the Partnership to exercise any right it may have shall prevent the exercise thereof by such Partner or the Partnership at any time such other Partner may continue to be so in default, and no such failure or delay shall operate as a waiver of any default.

       Power of Attorney


      The undersigned Partners of JMB/125 Broad Building Associates, L.P., a limited partnership pursuant to the laws of the State of Illinois, hereby jointly and severally irrevocably constitute and appoint the General Partner with full power of substitution, their true and lawful attorney-in-fact, in their name, place and stead to make, execute, sign, acknowledge, record and file, on behalf of them and on behalf of the Partnership the following:

            (i) A Certificate of Limited Partnership and any other certificates or instruments which may be required to be filed by the Partnership or the Partners under the laws of the State of Illinois and any other jurisdiction whose laws may be applicable;

            (ii) Such instruments or documents as may be deemed necessary or desirable by the General Partner in connection with the termination of the Partnership's business;

            (iii) Any and all amendments of the instruments described in clauses (i) and (ii) above, provided such amendments either are required by law to be filed or are consistent with the Agreement of Limited Partnership of the Partnership as it may exist from time to time, or have been authorized by the particular Partner or Partners; and

            (iv) Any amendment of this Agreement authorized to be made by the General Partner under this Agreement.

      The foregoing grant of authority:

            (i) Is a Special Power of Attorney coupled with an interest, is irrevocable and shall survive the death or incapacity of the Partner granting the power;

            (ii) May be exercised by the General Partner on behalf of each Partner by a facsimile signature or by listing all of the Partners executing any instrument with a single signature as attorney-in-fact for all of them; and

            (iii) Shall survive the withdrawal, dissolution, legal incapacity, bankruptcy or resignation of a Partner from the Partnership or the delivery of an assignment by a Partner of the whole or any portion of his interest in the Partnership.

IN WITNESS WHEREOF, the undersigned have executed these Amended and Restated Articles of Limited Partnership of JMB/125 Broad Building Associates, L.P. as of the day and year first above written.


General Partner                                         Limited Partners

CARLYLE ADVISORS, INC.,                            CARLYLE-XV ASSOCIATES, L.P.,
a Delaware corporation                            a Delaware limited partnership

                                              By:  CARLYLE PARTNERS, INC.,
      By:                                          a Delaware corporation,
           Brian Ellison                           General Partner
           Vice President

                                                 By:
                                                             Brian Ellison
                                                             Vice President

                                          CARLYLE-XVI ASSOCIATES, L.P.,
                                          a Delaware limited partnership

                                                By:  CARLYLE PARTNERS, INC.,
                                                   a Delaware corporation,
                                                   General Partner


                                                 By:
                                                       Brian Ellison
                                                       Vice President

      EXHIBIT A


      A 40-story office building containing approximately 1,336,000 rentable square feet of space and located at 125 Broad Street in New York, New York, together with a leasehold interest in the underlying land.

     EXHIBIT B


      CAPITAL
      CONTRIBUTIONS
      DECEMBER, 1985


PARTNER

Carlyle Real Estate
  Limited Partnership-XV                  $27,138,800

Carlyle Real Estate
  Limited Partnership-XVI                 $   274,129
                                          -----------
                                          $27,412,929
                                          ===========
      EXHIBIT B (con't)


      ADDITIONAL CAPITAL
      CONTRIBUTIONS AS OF
      SEPTEMBER 29, 1986

      PARTNER              INITIAL CAPITAL  INTEREST EXPENSE  OTHER           TOTAL
                           CONTRIBUTIONS
Carlyle Real Estate
  Limited Partnership-XV   $    27,138,800  $---------------  $   715,526.50  $27,854,326.50

Carlyle Real Estate
  Limited Partnership-XVI  $       274,129  $   1,272,694.76  $27,580,197.50  $29,127,021.26

                   EXHIBIT B (cont'd)
                   ADDITIONAL CAPITAL CONTRIBUTIONS AS DECEMBER 1, 1986


                           INITIAL CAPITAL
     PARTNER               CONTRIBUTIONS    INTEREST EXPENSE   OTHER          TOTAL
Carlyle Real Estate
 Limited Partnership-XV    $27,138,000      $367,693.93        $ 6,286,391.80  $33,792,885.73

Carlyle Real Estate
 Limited Partnership-XVI   $   274,129      $905,000.38        $22,009,332.20  $23,188,462.03



      EXHIBIT B


      TOTAL CAPITAL CONTRIBUTIONS


GENERAL PARTNER                               CONTRIBUTION             TOTAL

  Carlyle Advisors, Inc.                      $ 00000000100            000001%


LIMITED PARTNERS

  Carlyle-XV Associates, L.P.                 $ 33,792.885.73          58.712%

  Carlyle-XVI Associates, L.P.                $ 23,188,462.03          40.288%


                             AGREEMENT OF LIMITED PARTNERSHIP

                                            OF

                                CARLYLE-XV ASSOCIATES, L.P.



        This Agreement of Limited Partnership (the "Agreement") made and entered into as Apr.il_19 993 by and between Carlyle Partners, Inc., a Delaware corporation, as general partner (hereinafter the "General Partners) and Carlyle Real Estate Limited Partnership-XV, an Illinois limited partnership, as limited partner (hereinafter the "Limited Partner" and, together with the General Partner, sometimes hereinafter collectively referred to as the "Partners").


                                        WITNESSETH


        THAT WHEREAS, the parties hereto desire to form a limited partnership, (hereinafter the "Partnerships) pursuant to the Revised Uniform Limited Partnership Act as in effect in the State of Delaware (hereinafter the "Act"), except as hereinafter provided, for the purposes and term as hereinafter provided;

        NOW, THEREFORE, in consideration of the mutual promises and agreements herein made and intending to be legally bound thereby, the parties hereto hereby agree as follows:


        1. Name of Partnership. The name of the Partnership shall be "Carlyle-XV Associates, L.P."


        2. Character of the Partnership's Business. The character of the business of the Partnership will be to acquire, hold and otherwise use for profit, either directly or indirectly, a limited partnership interest in IMB/125 Broad Building Associates, L.P., an Illinois limited partnership, and to engage in any and all activities related or incidental thereto. Whenever the term "Property" appears in this Agreement, such term shall mean any property, real or personal, tangible or intangible, at any time owned by the Partnership, including the Partnership's respective interests in the aforementioned limited partnership and any property at any time owned by a partnership or other enterprise in which the Partnership is a partner.


        3. Location of the Principal Place of Business. The location of the principal place of business of the Partnership is 900 North Michigan Avenue, Chicago, Illinois 60611-1575 or such other location as shall be designated by the General Partner.


        4. Names and Addresses of Partners. The names of the Partners of the Partnership and their respective addresses are as set forth on exhibit A attached hereto.


        5. Term of Partnership. The term for which the Partnership shall exist shall be until December 31, 2043, unless earlier dissolved as provided in
Section 11 hereof.

     6. Partner's Capital.

               A. Capital Contributions.

                       (i) The capital contribution of each Partner to the Partnership is set forth opposite such Partner's name on Exhibit A hereto. The Partners shall bc obligated to make their capital contributions as reflected in Exhibit A hereto at such times as the General Partner may determine.

                       (ii) Except as provided in Section 6A(i) above, no Partner shall have any obligation to make any additional capital contribution to the Partnership. In the event that, as provided in this Agreement, all or any part of the capital contribution of any Partner is withdrawn, any Partner makes an additional capital contribution, additional Partners are admitted to the Partnership, the Partnership purchases the interest of a Partner, or some similar change occurs, the General Partner shall promptly, when required, amend Exhibit A and prepare an amendment to this Agreement and the Certificate of Limited Partnership to reflect such change. The term "capital contribution" when used herein, shall mean the capital contribution of each Partner as set forth on Exhibit A hereto, plus any additional capital contributions which arc made to the Partnership as permitted under Section 6C hereof.

               B. No Right to Return of Contributions. No interest shall be paid or shall accrue on the capital contribution of any Partner. No Partner shall be personally liable for the return of the capital contributions of the other Partners, nor for the return of any Partnership assets. Notwithstanding the Act or any other provision of law, no Partner shall bc entitled to withdraw or obtain a return of all or any part of his capital contribution other than as expressly provided in this Agreement. It is the intent of the Partners that, unless expressly stated otherwise in a writing furnished to all the Partners by the Partnership, no distribution (or any part of any distribution) made to any Partner pursuant to this Agreement shall bc deemed a return or withdrawal of capital, even if such distribution represents (in full or in part) an allocation of depreciation or of any other non-cash item accounted for as a loss or deduction from or offset to income.

               C. Additional Contributions of Partners: Admission of Additional Partners. Any Partner or Partners may make additional contributions to the capital of the Partnership only with the consent of the General Partner. The General Partner may admit persons as additional Partners only (i) upon cecution by such persons of a copy of this Agreement, as it may have been amended or supplemented and be in effect immediately prior to the time of such admission and (ii) upon payment by such person(s) of a capital contribution, whether in cash or Property, which, along with the agreed value thereof, has been determined by agreement of all of the Partners.

               D. Capital Accounts. The Partnership shall maintain a capital account for each of the Partners which shall be the aggregate amount of the contributions to the Partnership made by such Partner, as set forth in Exhibit A hereto, reduced by the aggregate amount of any losses allocated, and any distributions of cash or the fair market value of other assets of the Partnership made to such Partner, and increased by the aggregate amount of any profits allocated to such Partner.

               E. Loans. Except as provided in Section 8C hereof, all advances or payments to the Partnership by any Partner other than the contributions required or made under Sections 6 or 7 hereof, shall be deemed to be loans by such Partner to the Partnership, and the Partner making the same shall be entitled to interest thereon at such rates per annum as the Partners may agree, and the same, together with interest as aforesaid, shall be repaid before any distribution shall be made hereunder to the Partners.

                                              2

No such loan to the Partnership shall be made without the prior written consent of the Partners and, unless all Partners otherwise agree, shall be required to be made by all Partners in proportion to their respective Partnership Shares (as hereinafter defined). With respect to any borrowings by the Partnership for which there is recourse to the Partners or any of their respective assets, the Partners shall be liable for such borrowings in proportion to their respective Partnership Shares (as hereinafter defined) as determined from time to time.


     7. Partnership Shares.

               A. As used herein, "profits" or "losses" include, without limitation, each item of Partnership income, gain, loss and deduction as determined for Federal income tax purposes, and "Partnership Share" means 99% to the Limited Partner and 1% to the General Partner. Except as otherwise provided in this Section 7, all profits or losses from the operations of the Partnership for a fiscal year or part thereof shall be allocated to the Partners based upon their respective Partnership Shares. Notwithstanding the foregoing, to the extent required by Section 704(c) of the Code (as hereinafter defined) and the regulations promulgated thereunder, income, gain, loss and deduction with respect to the Property then owned by the Partnership shall be shared among the Partners so as to take account of the variation between the basis of the Property to the Partnership and its fair market value at the time of contribution.

               B. Each distribution to the Partners of cash or other assets of the Partnership (exclusive of cash or other assets relating to a sale or other disposition of the assets of the Partnership) made prior to the dissolution of the Partnership, including, but not limited to, each distribution of net cash flow from the operations of the Partnership shall be made to the Partners in accordance with their respective Partnership Shares owned on the date of such distribution. Each distribution of cash or other assets of the Partnership made after dissolution of the Partnership shall be made in accordance with
Section II.E. hereof. Distributions to the Partners will be made in such amounts and at such times as shall be determined by the General Partner, or in the event of the dissolution and liquidation of the Partnership, by the Winding-Up Party (as hereinafter defined).


     8. Powers. Rights and Duties of the Partners.

               A. The General Partner alone shall have the full, exclusive and complete power, authority and responsibility to manage and control the affairs and funds of the Partnership in the ordinary course of its activities for the purposes herein stated, including the power to take (or omit) all or any such action as he may from time to time deem appropriate or desirable in connection therewith. In furtherance of the powers granted to the General Partner herein, and in no way in limitation thereof, the General Partner, for and on behalf of the Partnership, shall have full, exclusive and complete power and responsibility to enter into agreements of whatever nature necessary to effect the acquisition of the Partnership's assets, and such amendments and restatements thereof and supplements and modifications thereto as it may consider to be in the best interests of the Partnership to perform all duties and obligations, and exercise all rights, as provided under such agreements in such manner as it may determine; to act of behalf of the Partnership in dealing with third parties and to manage, operate and undertake the funds and affairs of the Partnership for the purposes of conducting its business and of making, holding, conducting and disposing of assets and investments. The president or any vice president of the General Partner may act for and in the name of the Partnership in the exercise by the Partnership of any of its rights and powers hereunder. In dealing with the president or any vice president of the General Partner, no person shall be required to inquire into the authority of such individual acting on behalf of the partnership to bind the Partnership. Persons dealing with the Partnership are entitled to rely conclusively on the power and authority of the president or any vice president of the General Partner as set forth in this Agreement.

              B. Neither the General Partner nor any of its Affiliates (as hereinafter defined) shall be required to manage the Partnership as its sole and exclusive function and it may have other business interests and may engage in other activities in addition to those relating to the Partnership, including the making or management of other investments or businesses. Without limitation on the generality of the foregoing, each Partner recognizes that each other Partner was formed for the purpose of investing in, operating, transferring, leasing and otherwise using real property and interests therein for profit and engaging in any and all activities related or incidental thereto and that each Partner will make other investments consistent with such purpose. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities conducted by each Partner or its Affiliates or to the income or proceeds derived therefrom, and the pursuit of such other ventures or activities by each Partner or any of its Affiliates, even if competitive with the business of the Partnership, is hereby consented to by all Partners and shall not be deemed wrongful or improper. Except as otherwise provided in this Agreement or in any agreement between the Partners, no Partner nor any Affiliate of a Partner shall be obligated to present any particular business or investment opportunity to the Partnership even if such opportunity is of a character which, if presented to the Partnership, could be taken by the Partnership, and each Partner and any Affiliate of a Partner shall have the right to take for its own account, or to recommend to others, any such particular investment opportunity.

              C. "Affiliate(s)" of a Partner means (i) any officer, director, employee, shareholder, trustee, partner or relative within the third degree of kindred of such Partner or any other interest in or relation to such Partner;
(ii) any corporation, partnership, trust or other entity controlling, controlled by or under common control with such Partner or any such relative of such Partner; and (iii) any officer, director, trustee, shareholder, partner or employee of any entity described in (ii) above. Affiliates of a Partner may receive commissions when the Partnership buys and sells the Partnership's Property or any portion thereof or any real property acquired or owned by a partnership in which the Partnership is a partner and may be employed to provide property management for the Partnership or any of the Property, but no commissions or compensation payable to such Affiliate for the same may exceed the normal and competitive rates for similar services in the locality where provided. The Partnership may borrow funds for the purpose of lending such funds to all or any of its Partners; provided, however, that the cost of such funds charged to the Partnership (including financing fees, "points" and interest and other amounts charged with respect to such funds) by a third party shall not exceed the amount charged by the Partnership to such Partner or Partners for the use of such funds. The Partnership may enter into agreements with Affiliates of a Partner to provide insurance brokerage or similar services to the Partnership or with respect to any of the Partnership's property; provided that any such services by Affiliates shall be at rates at least as favorable to the Partnership as those available from unaffiliated parties. The validity of any transaction, agreement or payment involving the Partnership and any Affiliate of a Partner shall not be affected by reason of the relationship between the Partner and such Affiliate or the approval of said transaction, agreement or payment by officers, directors or partners of such Affiliate all or some of whom are also Affiliates of a Partner or are officers, directors or partners or are otherwise interested in or related to such Partner or its Affiliates.

              D. No Partner, employee nor any Affiliate of any Partner shall bc liable, responsible or accountable in damages or otherwise to the Partnership or the other Partner for any action taken or failure to act on behalf of the Partnership within the scope of the authority conferred on such Partner or such Affiliate or such other person by this Agreement or by law unless such action or omission was performed or omitted fraudulently or in bad faith or constituted misconduct or negligence (gross or ordinary).

              E. The Partnership shall indemnify and hold harmless each of its Partners, employees, and any Affiliate of any Partner (the "Indemnified Parties") from and against any loss, expense, damage or injury suffered or sustained by any Indemnified Partyby reason of any acts, omissions or alleged acts or omissions arising out of is activities on behalf of the Partnership or in furtherance of the interest of the Partnership, including, but not limited to, any judgment, award, settlement, reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any actual or threatened action, proceeding or claim and including any payments made by the General Partner to any of its officers or directors pursuant to an indemnification agreement no broader than this Section 8E; provided that the acts or omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim is based were taken or omitted in good faith and were not performed or omitted fraudulently or in bad faith or as a result of misconduct or negligence (gross or ordinary) by such Indemnified Party.

              F. The Limited Partner shall not participate in the management or control of the Partnership's business, nor shall it transact any business for the Partnership, nor shall it have the power to act for or bind the Partnership, said powers being vested solely and exclusively in the General Partner as provided herein (and except as provided herein). The Limited Partner shall not have any personal liability whatever, whether to the Partnership, to any Partner or to the creditors of the Partnership, for the debts of the Partnership or any of its losses once it has paid to the Partnership the amount of its capital contribution set forth in Exhibit A. The partnership interest of the Limited Partner in the Partnership shall be fully paid and non-assessable.

              G. The General Partner may in its sole discretion, make or seek to revoke the election referred to in Section 754 of the Internal Revenue Code of 1986, as amended, (herein the "Code") or any similar provision enacted in lieu thereof. Each of the Partners will upon request supply the information necessary to properly give effect to any such election.

              H. The General Partner shall, at the Partnership's expense and within a reasonable time after the close of each fiscal year, cause each Partner to be furnished with such statements of the Partnership's assets and liabilities as of the close of such year (if any), such profit and loss statement for such year (if any), such statement of the capital and profit account of each Partner (if any), and such other reports (if any), all as the General Partner may deem appropriate.

              1. The General Partner shall, at the Partnership's expense, cause the Partnership's Federal and state income and other tax returns to be prepared and filed and shall furnish copies to each Partner of any information on such returns needed for the preparation of each Partner's own tax returns.


       9. Books and Records of the Partnership: Fiscal Year. The General Partner shall keep and maintain the books and records of the Partnership at the principal place of business of the Partnership. The books of the Partnership shall be kept on the cash or accrual basis, and the Partnership shall be on the cash or accrual basis for tax purposes and the Partnership shall have a fiscal or calendar year, all as determined by the General Partner. The books and records of the Partnership shall be audited at such times and by such accountants as shall be determined from time to time by the General Partner. The funds of the Partnership shall be deposited in such bank accounts or invested in such interest-bearing or non-interest-bearing investments, as shall be determined by the General Partner.


     10. Transfer of Partnership Interest.

              A. No Partner may sell, assign, transfer, encumber or hypothecate the whole or any part of its Partnership interest (including, but not limited to, its interest in the capital or profits of the Partnership) without prior written consent of all of the other Partners. The assignee of all or any portion of a Partner's interest so assigned shall be admitted to the Partnership as a substituted Partner only upon the consent of all of the Partners.

              B. Any party or person admitted to the Partnership as a substituted Partner shall be subject to and bound by all of the provisions of this Agreement as if originally a party to this Agreement and, as a condition to such admission, shall be required to execute a copy of this Agreement as amended or supplemented to the date of such admission.

              C. A Partner shall have no liability hereunder (including, but not limited to, any liability as a surety but excluding liability for the repayment of any outstanding principal and interest on loans made by the Partnership to such Partner) for any obligations accruing under or in connection with the Partnership and relating to events occurring after such Partner shall have sold, assigned or transferred its entire Partnership interest.


     11. Dissolution of the Partnership.

              A. No act, thing, occurrence, event or circumstance shall cause or result in the dissolution of the Partnership, except the matters specified in subsection B below. Without limitation on the other provisions hereof, the admission of a new Partner shall not work a dissolution of the Partnership. Except as otherwise provided in this Agreement, each Partner agrees that, without the consent of the other Partner, a Partner may not withdraw from or cause a voluntary dissolution of the Partnership.

              B. The happening of any one of the following events shall work a dissolution of the Partnership:

                      (I) The death, bankruptcy, resignation, retirement, legal incapacity, dissolution, termination or withdrawal of the last remaining General Partner;

                      (2) The sale or other disposition of all of the Partnership's assets (including purchase money security interest), all liabilities and obligations of the Partnership have been paid and satisfied and the purposes of the Partnership have been completed; reduction to cash or cash equivalents of all of the assets of the Partnership;

                      (3) The unanimous agreement, in writing, of all of the Partners to dissolve the Partnership;

                      (4) The termination of the term of the Partnership pursuant to Section 5 of this Agreement; or

                                              6


                     (5) The happening of any other event causing a dissolution of the Partnership under the Act (other than an event of withdrawal of the General Partner as set forth in Section 17-402(5) of the Act or any similar or successor provision enacted in lieu thereof ).

              C. In the event of the dissolution of the Partnership for any reason, the Partners shall have the option, upon the consent of all of them (other than any Partner which may have become bankrupt or incompetent, dissolved, terminated or withdrawn from the Partnership), to form a new (or reform the existing) partnership, on such terms and conditions as may be agreed upon, for the purpose of continuing the Partnership business. Unless the Partners so agree, the Partnership shall be liquidated and shall immediately commence to wind up its affairs as provided in subsection E below.

              D. Each Partner shall look solely to the assets of the Partnership for all distributions with respect to the Partnership and for the return, if any, of his capital contribution and his share of profits or losses thereof, and shall have no recourse therefore (upon dissolution or otherwise) against the General Partner or any other Partner. No Partner shall have any right to demand or receive Property other than cash at any time, including dissolution and termination of the Partnership; provided that nothing herein contained shall relieve any Partner of such Partner's obligation to pay any liability or indebtedness owing the Partnership by such Partner.

              E. Upon the occurrence of any of the events specified in subsection B above causing a dissolution of the Partnership and except as otherwise provided in this Section 11, the remaining Partner or Partners shall commence to wind up the affairs of the Partnership and to liquidate its assets (and in this connection shall have full right and unlimited discretion to determine in good faith the time, manner and terms of any sale or sales of the Partnership's Property). The Partner or Partners obligated to wind up the affairs of the Partnership as aforesaid are herein called the "Winding-Up Party. The Partners and their legal representatives, successors and assignees shall continue to share profits and losses during the period of liquidation in the same manner and proportion as immediately before the dissolution. Following the payment of all debts and liabilities of the Partnership and all expenses of liquidation and subject to the right of the Winding-Up Party to set up such cash reserves as, and for so long as, it may deem reasonably necessary, the proceeds of the liquidation and any other funds and assets of the Partnership shall be distributed to the Partners (after deducting from the distributive share of a Partner any sum such Partner owes the Partnership) in accordance with Capital Account balances and Partnership Shares as provided in
Section 7A hereof. Upon the completion of the liquidation of the Partnership and of the distribution of all Partnership assets, the Partnership shall terminate and the Winding-Up Party shall have the authority to execute any and all documents required in its judgment to effectuate the dissolution and termination of the Partnership.


     12. Personal Property.

              A. A Partner's interest in the Partnership shall be personal property for all purposes. All real and other Property owned by the Partnership shall be deemed to be owned by the Partnership as an entity (and may be held in the name of a nominee for the Partnership), and no Partner, individually, shall have any ownership of such Property. The Partners agree that the Property of the Partnership is not and will not be suitable for partition. Accordingly, each of the Partners hereby irrevocably waives any and all rights he may have to maintain any action for partition of any Property of the Partnership.

              B. Whenever, either under this Agreement or under applicable law, it is provided that there shall be voting or approval by all Partners, each Partner shall vote in Partnership matters, insofar as is necessary, according to the ratio which his capital contribution to the Partnership as set forth on Exhibit A hereto bears to the combined capital contributions of all Partners to the Partnership as set forth on Exhibit A hereto.


       13. New General Partner.

              A. All the Partners may agree in writing from time to time to admit to the Partnership one or more new General Partners. The General Partner may, on behalf of all Partners, cause Exhibit A hereto and the Partnership's Certificate of Limited Partnership to be appropriately amended and cause the same to be recorded in the event of each such appointment. No such addition or substitution of a new General Partner shall work a dissolution of the Partnership or otherwise affect the continuity of the Partnership.

              B. The death, resignation, withdrawal, bankruptcy, incompetence or legal incapacity of a General Partner shall not cause a dissolution of the Partnership (unless such General Partner is the last remaining General Partner) but the rights of such former General Partner or his personal representative, or other successor, to share in the profits or losses in the Partnership, to receive distributions from the Partnership and otherwise to receive the benefit of his interest in the Partnership shall be treated as if such former General Partner or his personal representative or other successor had received his interest in the Partnership from a Limited Partner, and, with the consent of the General Partner, such former General Partner or his personal representative or other successor shall become a Limited Partner in the Partnership being deemed to have made the same capital contribution to the Partnership as such former General Partner, and this Agreement and the Certificate of Limited Partnership shall be amended to reflect the capital contribution deemed made by such person or successor as a Limited Partner, subject to the terms and conditions of this Agreement. Any such General Partner, or the estate of a deceased General Partner, shall remain liable for all debts and obligations of such General Partner prior to the date of death, withdrawal or removal.


       14. Notices: Amendment.

              A. Any notice which a Partner is required or may desire to give any other Partner shall be in writing, and may be given by personal delivery or by mailing the same by United States registered or certified mail, return receipt requested, to the Partner to whom such notice is directed at the address of such Partner as set forth on Exhibit A hereto, subject to the right of a Partner to designate a different address for itself by notice similarly given. Any notice so given by United States mail shall be deemed to have been given on the second day after the same is deposited in the United States mail as registered or certified mail, addressed as above provided, with postage thereon fully prepaid. Any such notice not given by registered or certified mail as aforesaid shall be deemed to be given upon receipt of the same by the party to whom the same is to be given.

              B. This Agreement may be amended by written agreement of amendment executed by all of the Partners, but not otherwise.


       15. Miscellaneous. This Agreement constitutes the entire agreement between the Partners concerning the subject matter hereof. This Agreement supersedes any prior agreement or understanding between the Partners regarding the subject matter hereof. This Agreement and the rights of the Partners hereunder shall be governed by and

                                               8

interpreted in accordance with the laws of the State of Delaware. Except as herein otherwise specifically provided, this Agreement shall be binding upon and inure to the benefit of the Partners and their legal representatives, successors and assignees. Captions contained in this Agreement in no way define, limit or extend the scope or intent of this Agreement. If any provision of this Agreement, or the application of such provision to any person or circumstance, shall be held invalid, the remainder of this Agreement, or application of such provision to other persons or circumstances, shall not be affected thereby. This Agreement may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. The opinion of the independent certified public accountants retained by the Partnership from time to time shall be final and binding with respect to all computations and determinations required to be made under Section 7 hereof (including computations and determinations in connection with any distribution following or in connection with the dissolution of the Partnership). If the Partnership or any Partner obtains a judgment against any other party by reason of breach of this Agreement or failure to comply with the provisions hereof, a reasonable attorneys' fee as fixed by the court shall be included in such judgment. Any Partner shall be entitled to maintain, on its own behalf or on behalf of the Partnership, any action or proceeding against any other Partner or the Partnership (including, without limitation, any action for damages, specific performance or declaratory relief) for or by reason of breach by such party of this Agreement, notwithstanding the fact that any or all of the parties to such proceeding may then be a Partner in the Partnership, and without dissolving the Partnership as a partnership. No remedy conferred upon the Partnership or either Partner in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute (subject, however, to the limitations expressly herein set forth). No waiver by a Partner or the Partnership of any breach of this Agreement shall be deemed to be a waiver of any other breach of any kind or nature and no acceptance of payment or performance by a Partner of the Partnership after any such breach shall be deemed to be a waiver of any breach of this Agreement whether or not such Partner or the Partnership knows of such breach at the time it accepts such payment or performance. No failure or delay on the part of a Partner or the Partnership to exercise any right it may have shall prevent the exercise thereof by such Partner or the Partnership at any time such other Partner may continue to be in default hereunder, and no such failure or delay shall operate as a waiver of any breach or default.











mjs.agreemts.carlyle. 1 4

                          Power of Attorney.


       The undersigned Partners of Carlyle-XV Associates, L.P., a limited partnership formed under the laws of the State of Delaware, hereby jointly and severally irrevocably constitute and appoint the General Partner with full power of substitution, their true and lawful attorney-in-fact, in their name, place and stead to make, execute, sign, acknowledge, record and file, on behalf of them and on behalf of the Partnership the following:

               (i) A Certificate of Limited Partnership and any other certificates or instruments which may be required to be filed by the Partnership or the Partners under the laws of the State of Delaware and any other jurisdiction whose laws may be applicable;

               (ii) Such instruments or documents as may be deemed necessary or desirable by the General Partner in connection with the termination of the Partnership business;

               (iii) Any and all amendments of the instruments described in clauses (i) and (ii) above, provided such amendments either are required by law to be filed or are consistent with the Agreement of Limited Partnership of the Partnership as it may exist from time to time, or have been authorized by the particular Partner or Partners; and

               (iv) Any amendment of this Agreement authorized to be made by the General Partner under this Agreement.

       The foregoing grant of authority:

               (i) Is a Special Power of Attorney coupled with an interest, is irrevocable and shall survive the death or incapacity of the Partner granting the power;

               (ii) May be exercised by the General Partner or any of them on behalf of each Partner by a facsimile signature or by listing all of the Partners executing any instrument with a single signature as attorney-in-fact for all of them; and

               (iii) Shall survive the withdrawal, dissolution, legal incapacity, bankruptcy or resignation of a Partner from the Partnership or the delivery of an assignment by a Partner of the whole or any portion of his interest in the Partnership.



        IN WITNESS WHEREOF, the undersigned have executed this Agreement of Limited Partnership of Carlyle-XV Associates, L.P. as of this l9th day of April, 1993.




General Partner               Limited Partner

Carlyle Partners, Inc.        Carlyle Real Estate Limited Partnership-XV
a Delaware corporation        an Illinois limited partnership

                                   By: JMB Realty Corporation
                                       a Delaware corporation
        NEIL G. BLUHM                  Corporate General Partner
        -------------
        Neil G. Bluhm
        President
                                             NEIL G. BLUHM
                                             -------------
                                             Neil G. Bluhm
                                             President


                            EXHIBIT A






Partner Name and Address                     Capital
                                             Contribution


Carlyle Partners, Inc.                       $      10.00
900 North Michigan Avenue
Chicago, Illinois 60611-1575



Carlyle Real Estate Limited Partnership-XV   $     990.00
900 North Michigan Avenue
Chicago, Illinois 60611-1575



                                              $ 1 ,000.00



Travelers Loan No. 204366



                     CASH MANAGEMENT AGREEMENT



          THIS CASH MANAGEMENT AGREEMENT (this "AGREEMENT") is made as of the 22nd day of December, 1993, by and among C-C CALIFORNIA PLAZA PARTNERSHIP, a California general partnership having an office at 2121 North California Boulevard, Suite 230, Walnut Creek, California 94596 ("BORROWER"), THE TRAVELERS LIFE AND ANNUITY COMPANY, having an office at 2215 York Road, Suite 504, Oak Brook, Illinois 60521, Attention: Managing Director ("LENDER") and CYGNA DEVELOPMENT SERVICES, INC., a California corporation, having an office at 2121 North California Boulevard, Suite 230, Walnut Creek, California 94596 ("MANAGER").

                             RECITALS:

          This Agreement is based upon the following recitals:

          (a) Borrower is indebted to Lender for certain deed of trust obligations in the aggregate outstanding principal amount of $57,675,704.31 (the "LOAN"), which Loan is evidenced by the Note and secured by the Deed of Trust, which documents are described on EXHIBIT A attached hereto. The Deed of Trust grants to Lender a first priority security interest in the property commonly known as California Plaza, 2121 North California Boulevard, Walnut Creek, California (the "PROPERTY"). Pursuant to the Deed of Trust, among other things, Borrower assigned to Lender Borrower's interest in all leases and occupancy agreements of whatever form then or thereafter affecting all or any part of the Property and any and all guarantees, extensions and modifications thereof (the "LEASES") and all deposits, rents, issues, profits, revenues, royalties, benefits and income of every nature of and from the Property (the "RENTS"). The Note and the Deed of Trust, together with all other documents and instruments originally executed and delivered in connection with the Loan, as described more fully in EXHIBIT A attached hereto, are hereinafter called the "ORIGINAL LOAN DOCUMENTS".

          (b) Borrower failed to pay when due (after expiration of applicable grace periods, if any) the full installment in the amount of $525,136.08 representing principal and interest due under the Note on March 1, 1993.

          (c) Borrower has proposed that such default and certain other subsequent defaults be resolved through a modification of the Loan pursuant to which payment of a portion of the interest due would be deferred and the maturity date extended.

          (d) Lender is willing to enter into such a modification only if, among other things, Borrower executes and delivers to Lender (i) this Cash Management Agreement and (ii) the Modification Agreement and certain other documents amending and restating the Original Loan Documents (the "MODIFICATION DOCUMENTS"), which documents are described more fully in EXHIBIT B attached hereto (the Original Loan Documents, as so amended and restated by the Modification Documents, are hereinafter collectively referred to as the "LOAN DOCUMENTS").

          (e) Borrower and Manager have entered into a certain Management and Leasing Agreement dated as of June 30, 1986, as amended by agreements dated as of July 30, 1986, November 26, 1991 and December 21, 1993 (as so amended, the "MANAGEMENT AGREEMENT") pursuant to which Manager is managing the operation and leasing of the Property.

          NOW, THEREFORE, in consideration of the above recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby mutually acknowledged, the parties hereto do hereby agree as follows:

          1. Affirmation of Recitals. The recitals set forth above are true and correct and are incorporated herein by this reference.

          2. Cash Collateral. (a) Borrower hereby affirms that all Rents and the other payments, if any, assigned to Lender under the Loan Documents (collectively, the "ASSIGNED PAYMENTS"), all deposits to the Cash Collateral Disbursement Account, the Reserve Account, the Security Deposits Account (as such terms are hereinafter defined) and all proceeds of such accounts and interest on the proceeds of such accounts (hereinafter collectively referred to as the "CASH COLLATERAL") are subject to the existing first priority lien and security interest of Lender as created by the Original Loan Documents and continued by the Loan Documents. In addition to, and without limitation of, any such continuing security interest, Borrower hereby affirms Lender's security interest in and to all Cash Collateral as security for the obligations to Lender under the Loan Documents and Borrower acknowledges and agrees that Lender has an absolute, present, possessory and "choate" perfected security interest in and to the Rents and the other Assigned Payments. On demand, from time to time, Borrower agrees to execute and deliver to Lender and hereby authorizes Lender to execute in the name of Borrower to the extent Lender may lawfully do so, financing statements, chattel mortgages or comparable security instruments as may reasonably be requested or required by Lender to perfect or continue the satisfaction of its security interest in the Cash Collateral Disbursement Account, the Reserve Account, the Security Deposits Account and all other accounts provided for herein.

          (b) The $4,271,000.00 of cash flow from the Property for the calendar years 1992 and 1993 currently held by Travelers shall be applied as follows: (i) $30,000 shall be transferred to the Cash Collateral Disbursement Account in order to establish a minimum account balance to be used by Borrower and Manager from time to time as necessary to fund short-term shortfalls of Assigned Payments to pay Operating Expenses without resorting to the formal procedure set forth in subparagraph 3(c) hereof for larger and longer-term shortfalls, and to be replenished by deposit of the Assigned Payments collected during the next subsequent calendar month in accordance with subparagraph 3(d) hereof (such minimum account balance, the "WORKING CAPITAL BALANCE"), (ii) $3,845,046.95 shall be paid to Lender as interest payable under the Note (as modified and amended by the Modification Agreement) on the first day of each month commencing March 1, 1993 through December 1, 1993,
(iii) $149,753.79 shall be transferred to the real estate tax escrow described in subparagraph 3(d)(i) of this Agreement (iv) $78,665.00 shall be transferred to the insurance escrow described in subparagraph 3(d)(ii) of this Agreement and (v) the remaining $167,534.26 shall be placed into the Reserve Account.

          3. Application of Assigned Payments. (a) From and after the date hereof, Manager shall collect all Rents and the other Assigned Payments as agent of and in trust for Lender, and upon collection, will deposit all Rents and other Assigned Payments into Account No. 0585-107212 with Wells Fargo Bank (the "CASH COLLATERAL DISBURSEMENT ACCOUNT"), which Cash Collateral Disbursement Account has been established in a depositary institution to be approved by, and in the name of Manager as trustee for the benefit of Lender and will be held by Manager in such institution as agent of and in trust for Lender. Borrower and Manager shall take all reasonably necessary actions and shall otherwise reasonably cooperate to ensure that all the Assigned Payments are promptly deposited in the Cash Collateral Disbursement Account, including without limitation immediately depositing any such amounts inadvertently held by Borrower or Manager and not deposited in the Cash Collateral Disbursement Account as provided in this paragraph. Lender shall have the absolute and unconditional right, at any time (and regardless of whether a default has occurred under this Agreement or the Loan Documents), to modify the arrangements for the collection and application of Cash Collateral under this Agreement by giving written notice to the tenants at the Property (the "TENANTS") in the form of EXHIBIT C attached hereto (which notices will, at Lender's request, be joined by Borrower and Manager), whereby the Tenants will be required to pay all Rents directly to an account maintained by and in the name of Lender. Upon such modification, and provided that no default beyond applicable notice and cure periods then exists by Manager under this Agreement or by Borrower under this Agreement or any of the Loan Documents, this Agreement will be modified as necessary to reflect that (i) all Rents and other Assigned Payments are to be sent directly by Tenants to such account and
(ii) Lender will make available to Manager that portion of the Rents and the other Assigned Payments as provided in this Agreement, but subject to all of the limitations and restrictions set forth in this Agreement as well as all of the rights of Lender under this Agreement.

          (b) During each calendar month during the term hereof, Manager shall pay from the Cash Collateral Disbursement Account those expenses relating to the operation and maintenance of the Property (the "OPERATING EXPENSES") as more particularly set forth in the annual operating budget for the Property prepared by Borrower for such calendar year and approved by Lender (the "OPERATING BUDGET") or as otherwise approved by Lender in writing.

The approved form of Operating Budget for each calendar year during the term of the Loan is attached hereto as EXHIBIT D. In addition, Manager may disburse monies in the Cash Collateral Disbursement Account for emergency expenses relating to the Property required to prevent or limit damage or injury to persons or property, provided that Manager notifies both Borrower and Lender of such disbursements no later than the first business day thereafter and provides to Lender a complete accounting of such expenses within five (5) business days of such disbursements. Notwithstanding any contrary provision hereof, in no event or under any circumstance (other than as set forth in the preceding sentence) shall Manager, without having received the prior written approval of Lender, which approval will be granted or withheld promptly (but may be withheld in Lender's sole and absolute discretion), disburse monies from the Cash Collateral Disbursement Account for payment of: (i) an Operating Expense in a particular category (as such categories are set forth in the form of Attachment 1 to the Operating Budget attached hereto as Exhibit D) (A) for a given calendar month in an amount in excess of one hundred ten percent (110%) of the amount allocated for such category of Operating Expense in the Operating Budget for such calendar month plus the amount by which the aggregate amount allocated for such category of Operating Expense for all prior months of said calendar year exceeds the amount actually disbursed by Manager for each category of Operating Expense for such prior calendar months, or (B) in any particular calendar year in an amount in excess of one hundred five percent (105%) of the amount allocated for such category of Operating Expense in the Operating Budget for such calendar year (provided, however, that with respect to current utilities, real estate taxes, expenses for insurance provided on a competitively bid basis, the full amount of such Operating Expenses may be disbursed from the Cash Collateral Disbursement Account regardless of the amount allocated for such categories of Operating Expenses in the Operating Budget); and provided further, with respect to any repairs and maintenance categories that appear on the Operating Budget or any approved leasing costs, an amount up to the full amount allocated to such category on the Operating Budget (or such approved leasing costs) for the calendar year may be disbursed from the Cash Collateral Disbursement Account in any calendar month provided the aggregate amount disbursed from the Cash Collateral Disbursement Account for such category over the calendar year does not exceed one hundred five percent (105%) of the amount allocated for such category of Operating Expense in the Operating Budget for such calendar year; (ii) expenses, including those for capital expenditures, not identified in the Operating Budget; or (iii) any category of Operating Expense unless such expense is actually incurred prior to the Termination Date (as hereinafter defined). Furthermore, Manager shall in no event or under any circumstance make any further disbursements from the Cash Collateral Disbursement Account after the tenth (10th) day of any calendar month unless, on or before such date (i) Borrower has delivered to Lender the accountings and statements with respect to the Property that are required to be delivered in such month to Lender pursuant to the provisions of subparagraphs 4(a) and 4(c) of this Agreement; (ii) Manager has furnished Lender with (A) an aging report for accounts receivable and payable for the Property and (B) a certified statement in the form of EXHIBIT E attached hereto from Manager, certifying that all payroll and other taxes required by applicable law to be withheld for the preceding month with respect to the Property have been so withheld, and will be delivered in good and sufficient funds to the appropriate taxing authorities on or prior to the date established by law for such delivery; and (iii) Manager has remitted to Lender all Excess Cash Collateral for the prior month, as required by subpara-graph 3(d) of this Agreement. In addition, Lender shall have the right to request that Manager furnish Lender with evidence of payment of all or certain of the Operating Expenses for a prior calendar month or months for the Property, which evidence shall be in the form of invoices marked "paid-in-full" or such other evidence of payment reasonably satisfactory to Lender including, without limitation, copies of checks accompanied by the invoices paid by said checks.

          (c)  In the event that the available balance in the Cash
Collateral Disbursement Account (inclusive of the Working Capital Balance) is insufficient to pay a particular Operating Expense set forth in the Operating Budget (such an event, a "SHORTFALL"), then, in such case, Borrower may issue to Lender a written request to disburse Cash Collateral for payment of such Operating Expense from the Reserve Account (as hereinafter defined) (each such request, a "REQUEST"). Provided that no default shall exist and be continuing under this Agreement and provided that Borrower complies with all of the provisions of this subparagraph 3(c), within ten (10) business days from the receipt of such Request, Lender shall disburse payment of any Shortfall from the Reserve Account. The following additional conditions shall apply to any Requests made by Borrower seeking Lender's approval for the use of Cash Collateral in the Reserve Account for payment of Operating Expenses:

          (i) Each Request shall be in the form of EXHIBIT F attached hereto, shall specify the amount and payee of each item of Operating Expense and shall be accompanied by evidence reasonably satisfactory to Lender of the incurrence of such expense by Borrower;

         (ii) If the Request is to pay for Capital Expenditures, it shall be accompanied by (w) invoices or other evidence substantiating the actual incurrence of items of Capital Expenditures which are covered in the Request,
(x) if required by Lender and if the Capital Expenditure involves a physical improvement to the Property, a certificate of a consultant to Lender (based upon an on-site inspection) in which such consultant shall verify that any work for which payment is sought under the Request has actually been performed, (y) evidence that all work for which payment is sought under the Request shall comply with all applicable laws, rules, restrictions, orders and regulations of governmental authorities, and that all necessary permits, certificates, licenses and other approvals relating to such work have been obtained and are in full force and effect, and (z) lien waivers (which may be conditional with respect to payments not yet received) and other documents required under applicable law or reasonably required by Lender;

        (iii) No more than one (1) Request may be made in any calendar month;

         (iv) Notwithstanding any contrary provision hereof, in no event or under any circumstance shall Lender be required to pay from the Reserve Account, (A) any item of any Request unless such expense is actually incurred by Borrower prior to the Termination Date (as hereinafter defined) and the Request for such item is received by Lender not later than thirty (30) days subsequent to the Termination Date, (B) unless otherwise included within clause (A), any item of any Request which is properly payable after the date of such Request, (C) any Request which is not accompanied by evidence satisfactory to Lender of the incurrence of such expense by Borrower and the insufficiency of funds in the Cash Collateral Disbursement Account, (D) any Request for funds in excess of available Cash Collateral in the Reserve Account or (E) any item of any Request that is over thirty (30) days past due (other than with respect to items subject to a bona fide dispute which are less than sixty (60) days past due);

          (v) Borrower and Manager shall not have defaulted (beyond the expiration of applicable grace and cure periods, if any) in any of their respective obligations under this Agreement; and

         (vi) Borrower shall not have defaulted (beyond the expiration of applicable grace and cure periods, if any) in any of its obligations under any of the Loan Documents.

Simultaneously with the execution of this Agreement and as described in subparagraph 2(b) of this Agreement, Lender is depositing $167,534.26 of cash flow from the Property into the Reserve Account and Borrower is depositing an additional $500,000.00 into the Reserve Account, all of which monies are to be held and disbursed pursuant to the provisions of this Agreement.

          (d) On the last business day of December, 1993, and on the last business day of each calendar month thereafter, Manager shall remit to Lender from the Cash Collateral Disbursement Account an amount equal to the amount by which the Rents and other Assigned Payments deposited in the Cash Collateral Disbursement Account during the calendar month exceeds the aggregate of
(x) the Operating Expenses paid from the Cash Collateral Disbursement Account in such calendar month, including any amounts represented by any checks written for Operating Expenses for such calendar month which have not yet cleared through the Cash Collateral Disbursement Account and (y) an amount, if any, necessary to restore the Working Capital Balance in the Cash Collateral Disbursement Account back to $30,000 (such excess amounts are herein referred to as "EXCESS CASH COLLATERAL"), which remittance will be done by wire transfer made in accordance with the instructions set forth on EXHIBIT G attached hereto or as otherwise directed by Lender. Simultaneously with the delivery of any Excess Cash Collateral to Lender as aforesaid, Manager shall furnish Lender and Borrower with a complete accounting of all Cash Collateral received by Manager and all expenditures of Cash Collateral made during such month. Excess Cash Collateral payable to Lender on the last business day of each calendar month shall be applied by Lender on or about the first business day of the following calendar month in the following order and priority:

          (i) An amount equal to one-twelfth of the amount sufficient to pay real property taxes payable for the Property, or estimated by Lender to be payable, by Borrower for the ensuing twelve (12) months shall be deposited by Lender into a real property tax escrow account maintained by Lender. The monies in the real property tax escrow account shall be held and disbursed by Lender as provided in paragraph 3 of the Deed of Trust (as modified and amended by the Modification Agreement);

         (ii) An amount equal to one-twelfth of the amount sufficient to pay all premiums and other charges for the insurance required to be maintained under the Deed of Trust (as modified and amended by the Modification Agreement), or estimated by Lender to be payable, for the ensuing twelve (12) months shall be deposited by Lender into an insurance escrow account maintained by Lender. The monies in the insurance escrow account shall be held and disbursed by Lender toward the payment of insurance premiums and charges;

        (iii) Towards the payment of interest that is due and payable under the Note (as modified and amended by the Modification Agreement);

         (iv) Lender shall deposit into an interest bearing account established by and in the name of First National Bank of Chicago (the "ACCOUNT AGENT"), as trustee for the benefit of Lender (the "RESERVE ACCOUNT") an amount that is necessary to bring (or replenish, as the case may be) the balance of the Reserve Account to $2,120,000.00;

          (v) Toward all "Deferred Interest" accrued under the Note (as modified and amended by the Modification Agreement); and

         (vi) Toward the repayment of the outstanding principal balance of the Note (as modified and amended by this Agreement).

          (e) Account Agent shall have sole control and responsibility for management of the Reserve Account and all monies deposited into such account. At any time and from time to time Lender may redesignate the name or title of or the manner in which the Reserve Account is held, but in each instance otherwise subject to the terms and provisions of this Agreement. The Reserve Account shall be at all times maintained with financial institutions chosen by Lender and shall bear interest initially at a rate equal to the then current yield on three-month U.S. Treasury bills less seventy (70) basis points. The monies contained in the Reserve Account may be transferred by Account Agent from time to time to any other account chosen by Lender, provided that the monies shall remain subject to the terms and provisions of this Agreement.
The Reserve Account shall without further act or instrument be deemed to be assigned to Lender and shall constitute additional security for the payment of the Debt. The Reserve Account shall be administered by Account Agent, with any disbursements to Manager to be made in accordance with subparagraph 3(c) of this Agreement. Lender shall have the sole, absolute and unconditional right, at any time after the date hereof, without notice, to designate a third party attorney, accountant or property manager acceptable to Lender to administer the Reserve Account on its behalf in accordance with the provisions of this Agreement, which shall by instrument in form and substance satisfactory to Lender in all respects, be assumed by any such third party attorney, accountant or property manager. Borrower agrees that the reasonable fees of Lender (including the fee of Account Agent), and the reasonable fees of such other attorney, accountant or property manager incurred in establishing and administering the Reserve Account, which fees shall be equal to $10,000 per year in the aggregate, shall be payable on January 1 of each calendar year out of the Cash Collateral. Borrower acknowledges that any third party attorney, accountant or property manager designated subsequent to the execution hereof to administer the Reserve Account shall hold the proceeds thereof as agent of and in trust for the use and benefit of Lender and for application in accordance with the terms of this Agreement.

          (f) Lender may from time to time, at its sole option and in its sole and absolute discretion, upon the written petition of Borrower, authorize in writing the expenditure of Cash Collateral from the Cash Collateral Disbursement Account or the Reserve Account for expenses not identified in the Operating Budget or for purposes not otherwise authorized herein and Lender agrees to respond to any such request for an expenditure in a prompt fashion. Lender and Borrower acknowledge that in lieu of Borrower paying the following costs incurred in connection with the modification of the Loan out of pocket (i.e., not from the cash flow generated by the Property), Lender shall pay out of the proceeds of the Reserve Account: the reasonable attorneys' fees and disbursements of Borrower and Lender's counsel for legal services rendered in connection with the modification of the Loan, any title premium or charges incurred in connection with the issuance of endorsements to the title policies issued in connection with the Loan, any recording charges with respect to the recording of any of the Modification Documents and the reasonable fees charged by the escrow agent pursuant to the Escrow Agreement described on Exhibit B attached hereto.

          (g) Except as otherwise expressly set forth herein, Borrower and Manager acknowledge and agree that no disbursements shall be made from the Cash Collateral Disbursement Account unless such disbursements are consistent with the Operating Budget then in effect (subject to the permitted variances as set forth in subparagraph 3(b) of this Agreement) or are otherwise approved in writing by Lender. Borrower and Manager further acknowledge and covenant that all Rents and other Assigned Payments and all funds deposited in the Cash Collateral Disbursement Account shall be used solely for the payment of approved Operating Expenses and the use of such funds for any other purpose shall constitute a default under this Agreement and an event of default under the Loan Documents.

          (h) Borrower and Manager agree that should any account payable relating to the Property remain unpaid for a period in excess of sixty (60) days, such occurrence shall constitute a default under this Agreement and an event of default under the Loan Documents (other than with respect to any bona fide dispute, provided Manager has escrowed from the Cash Collateral pursuant to an arrangement satisfactory to Lender an amount sufficient to include any attorneys' fees incurred with respect to such dispute and otherwise satisfactory to Lender, in its reasonable discretion, to pay such bona fide dispute; it being agreed, however, that (i) the rights of the party seeking payment from the escrowed funds will not be affected by the occurrence of the Termination Date and (ii) upon the occurrence of the Termination Date all rights of Borrower under such escrow arrangement shall automatically and without further act or notice required, be assigned over to Lender). In no event or under any circumstances whatsoever (and notwithstanding anything to the contrary which may be contained in or implied in this Agreement to the contrary) shall Lender be required to make any advances for any expenses relating to the operation, maintenance, management or marketing of the Property. The foregoing sentence shall not constitute a waiver by Borrower or Manager of their right to use amounts deposited in the Cash Collateral Disbursement Account or to make a Request for the disbursal of monies by Lender from the Reserve Account in accordance with the terms of this Agreement.

          (i) Lender reserves the right to approve and to change the depository banks holding the Cash Collateral Disbursement Account, the Reserve Account, the Security Deposits Account or any other account maintained under this Agreement, and Borrower and Manager agree to cooperate with Lender to promptly effect any such transfer.

          (j) Manager shall submit to Borrower and Lender (i) on or before November 15, 1994 and on or before November 15 of each subsequent year, a comprehensive preliminary proposed Operating Budget (containing full and complete breakdowns of all categories of expense, as such categories are set forth in the form of Attachment 1 to the Operating Budget attached hereto as Exhibit D, including, without limitation, Capital Expenditures, as defined below and rebates to then-existing tenants) for the ensuing calendar year for Borrower's and Lender's review; and (ii) on or before December 15, 1993 and on or before December 15 of each subsequent year, Borrower shall submit the final comprehensive proposed Operating Budget (containing full and complete breakdowns of all categories of expenses, including, without limitation, Capital Expenditures, as defined below, and rebates to then-existing tenants) for the ensuing calendar year for review by Borrower and Lender. Provided Manager has delivered the preliminary and final proposed Operating Budgets on or before the dates set forth above, Lender shall notify Borrower as to whether Lender approves such final comprehensive proposed Operating Budget within thirty (30) days of receipt by Lender. Such proposed annual Operating Budget shall be in the form attached hereto as EXHIBIT D and shall include comparative figures for amounts actually spent for each expense listed therein for the calendar year in which the Operating Budget is delivered for review. In addition to the foregoing, each proposed annual Operating Budget shall specify parameters for the leasing of any space at the Property, which parameters shall include, among other things, the following information, broken down by size and/or location of the space to be leased at the Property: lease term, gross fixed and additional rent, effective rent (net of any tenant concessions), rental or other concessions to be granted prospective tenants (including rental abatements) and a description and the cost of any improvements to be performed on behalf of prospective tenants. If a proposed Operating Budget has not been approved prior to January 1 of the calendar year covered by such Operating Budget, the most recently approved Operating Budget will remain in effect and be utilized until agreement is reached on a new budget, provided that current utilities, real estate taxes and insurance expenses (if the insurance is provided on a competitively bid basis) may be paid as Operating Expenses regardless of the budget allocations set forth on the most recently approved Operating Budget. Furthermore, no monies will be applied towards capital improvement items regardless of whether the most recently approved Operating Budget contains line items for Capital Expenditures (other than for ongoing multi-year capital repair projects or leasing costs which have received the prior approval of Lender). The term "CAPITAL EXPENDITURES" as used in this Agreement shall mean any and all expenditures (i) with respect to the Property which would be capitalized instead of expensed in accordance with generally accepted accounting principles consistently applied, (ii) for an addition or replacement to the Property with a useful life of more than one (1) year, (iii) for an improvement that prolongs the useful life of the Property, and (iv) for reimbursement of the costs of tenant improvements and leasing commissions pursuant to Leases which meet the leasing parameters set forth in an approved Operating Budget or otherwise have been approved in writing by Lender, and such other capital and tenant expenditures as may be approved by Lender in writing, in Lender's sole and absolute discretion.

          (k) Nothing contained in this Agreement (including, without limitation, the provisions of paragraph 3 of this Agreement regarding the application of Excess Cash Collateral) shall limit or qualify in any manner
(i) the obligations of Borrower under the Loan Documents, including without limitation, the obligation of Borrower to make all principal, interest and other payments at the time and manner required under the Note (as modified and amended by the Modification Agreement), or (ii) the right of Lender to pursue all rights and remedies available under the Loan Documents, at law, equity or otherwise in the event of the occurrence of any default under the Loan Documents.

          (l) Notwithstanding anything to the contrary contained in this Agreement, in the event an insured loss occurs with respect to the Property, Lender confirms that the insurance proceeds shall be applied in the manner provided in paragraph 6 of the Deed of Trust.

          4. Reporting. (a) Borrower shall deliver to Lender or cause Manager to deliver to Lender, not later than the tenth (10th) day of each month following any month (or portion thereof) during the term hereof, (x) a detailed accounting of the cash income from the Property for the preceding calendar month and a detailed accounting of the cash expenses for the Property for the preceding calendar month, which accountings shall include, without limitation, a monthly balance sheet, a profit and loss statement (cash basis), a schedule of all accounts receivable and accounts payable (to the extent ascertainable by the date such report is required and including whether any rents or other charges are delinquent), a bank statement and bank reconciliation for the Cash Collateral Disbursement Account and such other statements and information as Lender shall reasonably request, (y) a certified current rent roll of the Property identifying therein all current Tenants (with appropriate contact persons), the spaces they use or occupy, their monthly rental and other obligations, the commencement and termination dates of all Leases in effect at the Property, and (z) a schedule of the security deposits held pursuant to such Leases and such other information as Lender shall reasonably request.

          (b)  If the reports delivered under clause (x) of subparagraph
4(a) above reveal an underpayment of Excess Cash Collateral with respect to the period covered by such reports, simultaneously with the sending of such reports, the underpayment will be sent to Lender from the Cash Collateral Disbursement Account by wire transfer in accordance with the instructions set forth on EXHIBIT G attached hereto or as otherwise directed by Lender, which amount will be applied by Lender in the manner that such underpayment would have been applied had such underpayment been received with the prior monthly payment to Lender of Excess Cash Collateral. If the reports delivered under clause (x) of subparagraph 4(a) above reveal an overpayment of Excess Cash Collateral with respect to the period covered by such reports, and Lender confirms in writing such overpayment to Borrower and Manager, Manager shall be entitled to reduce the next payment of Excess Cash Collateral by an amount equal to such overpayment.

          (c) Whenever any action, suit or proceeding is commenced against the Borrower or the Property or is threatened in writing to be commenced against the Borrower or the Property, the Borrower shall (or shall cause Manager to), within five (5) business days of such commencement or receipt of such threat, as the case may be, notify Lender of such action, suit or proceeding or of such threatened action, suit or proceeding, as the case may be (which notice will include, without limitation, a description of the amount and nature of the claim), and as long as such action, suit or proceeding or such threatened action, suit or proceeding, as the case may be, is continuing, Borrower will update Lender on a monthly basis on the status of such action, suit or proceeding or of such threatened action, suit or proceeding, as the case may be.

          (d) All accounts, reports and statements delivered to Lender pursuant to subparagraphs 4(a) and (c) above shall be certified by Manager or by the Chief Financial Officer of Borrower or, if none, its managing general partner as being true, complete and correct in all material respects as of the date of such certification, and shall be accompanied by all invoices and such other documentation as Lender may reasonably request to substantiate and verify the actual incurrence of such expenses by Borrower identified therein.

          (e) Borrower and Manager agree that Lender and its agents and employees shall at all times have the right upon reasonable notice and during normal business hours to inspect, audit and make copies of the books, records, reports and financial and accounting information relating to the Property maintained by Borrower or Manager. In addition, in the event that Lender determines from any such inspection or audit that Borrower or Manager failed to pay over to Lender any net cash flow from the Property, for the period of February 1, 1993 through November 30, 1993, Borrower or Manager, as the case may be, shall reimburse Lender for such net cash flow immediately upon written notice of such failure, it being understood that Manager shall only be liable for the obligation set forth in the sentence up to the amount of such net cash flow which Manager did not pay over to Borrower or Lender. Such net cash flow shall be deposited in the Reserve Account.

          5. Waiver of Management Fees. Neither Borrower nor Manager will pay Borrower or any entity or person affiliated with Borrower (including Borrower's partners) any management fees, commissions or other compensation of any kind or nature with respect to the management, leasing, development or administration of the Property during the term of this Agreement, other than fees due to Manager under the Management Agreement; it being agreed, however, that the foregoing shall not preclude Cash Collateral being applied by Borrower or Manager toward payment of the usual and customary insurance commissions obtained by Borrower, provided that the insurance is provided on a competitively-bid basis and provided that such payments are otherwise made in accordance with the terms of this Agreement. Furthermore, neither Borrower nor Manager shall enter into any agreement amending, modifying, restating, replacing, extending, renewing or terminating the Management Agreement without the prior written consent of Lender.

          6. Termination and Default. (a) At any time upon the occurrence of any default beyond applicable grace and cure periods by Borrower or Manager under this Agreement or by Borrower under the Loan Documents, Lender may, in addition to electing to exercise any and all of its rights and remedies under the Loan Documents or at law or in equity, by written notice to Borrower and Manager, elect to terminate this Agreement, in which event (and notwith-standing anything to the contrary which may be contained or implied in this Agreement) the terms of the Deed of Trust shall govern the application of Rents and other Assigned Payments, it being expressly acknowledged that upon any such termination Lender shall have the absolute and unconditional right either to: (i) direct Manager, with respect to the Cash Collateral Disbursement Account, and/or Account Agent, with respect to the Reserve Account, to maintain the account balances then existing in said accounts plus any new monies subsequently deposited therein and to enjoin said parties from disbursing any amounts from said accounts for any purpose whatsoever or (ii) to apply all Rents and other Assigned Payments (then held or thereafter received, but subject, with respect to security deposits, to the rights of Tenants) to the payment of principal, interest and other sums due under the Loan in such order and priority as Lender, in its sole and absolute discretion, shall elect. Termination of this Agreement shall not affect the right of Lender to collect the Rents should Lender elect to exercise its rights under the Deed of Trust. The date that Lender gives a notice to terminate this Agreement as described above is herein referred to as the "TERMINATION DATE". Upon the occurrence of the Termination Date, Lender expressly reserves the right (i) to enjoin the disbursement of any amounts held in the Cash Collateral Disbursement Account, Reserve Account or any other account maintained in connection with the Loan for whatever purpose, by notice to Manager, Account Agent or the holder of any other such accounts as set forth above; (ii) to notify the bank holding the Cash Collateral Disbursement Account and/or the Reserve Account that Lender shall have the sole, exclusive and absolute authority to make disbursements or transfers from such accounts or (iii) to withdraw all monies contained in the Cash Collateral Disbursement Account, the Reserve Account and any other accounts maintained in connection with the Loan (irrespective of whether such monies constitute Excess Cash Collateral), or alternatively, with respect to the Cash Collateral Disbursement Account, to require Manager and/or Account Agent to immediately remit to Lender on demand all sums in the Cash Collateral Disbursement Account and/or the Reserve Account. Lender shall apply all such monies received from Manager and Account Agent under clause (iii) above against the Borrower's obligations under the Loan Documents (but subject, with respect to security deposits, to the rights of Tenants), including without limitation, the payment of principal, interest and other sums evidenced and secured by the Loan Documents (all said principal, interest and other sums being herein referred to as the "DEBT"), whether or not then due and payable and in such order, priority and proportions as Lender shall determine in its sole and absolute discretion; provided, however, that Lender will leave in the Cash Collateral Disbursement Account an amount sufficient to pay Operating Expenses (including any leasing commissions owing to the Manager under the terms of the Management Agreement) which have been incurred prior to the Termination Date (but not with respect to any accounts payable which are more than thirty (30) days past due, except for (i) items subject to a bona fide dispute which are less than sixty (60) days past due and (ii) items for which monies have been reserved in accordance with the provisions of subparagraph 3(h) of this Agreement), or which otherwise relate to Operating Expenses incurred no more than thirty (30) days prior to the Termination Date (but only if Lender has not made other arrangements for the payment of such Operating Expenses). In no event shall such Operating Expenses to be so paid from the Cash Collateral Disbursement Account following the Termination Date be in excess of amounts permitted to be paid by Manager under this Agreement for such Operating Expenses and in no event shall such Operating Expenses be incurred subsequent to Lender (other than as approved by Lender) having commenced a foreclosure action against the Property or having obtained the appointment of a receiver for the Property and Borrower having received notice of such commencement or such appointment or Lender (or its assignee, designee or nominee) having taken title to the Property pursuant to the terms of the Modification Agreement and Borrower having received notice of such transfer of title. In addition to the foregoing, at any time on or after the Termination Date, Lender shall have the right to terminate the Management Agreement with or without cause on fifteen
(15) days' notice to Manager and Borrower.

          (b) No failure to exercise or delay by Lender in exercising any right, power or privilege under the Loan Documents, at law or in equity shall preclude any other or further exercise thereof, or the exercise of any other right, power or privilege. The rights and remedies provided in this Agreement and the Loan Documents are cumulative and not exclusive of each other or of any right or remedy provided by law or in equity. Lender expressly reserves any and all rights and remedies available to it under the Loan Documents, at law or in equity, including, without limitation, the right to accelerate the Loan and to commence an action to foreclose the Deed of Trust (judicially or by power of sale) or petition for the appointment of a receiver, irrespective of whether this Agreement is in effect or has been terminated in accordance with the provisions contained in this paragraph 6, it being expressly agreed that the termination of this Agreement shall in no event or under any circumstances be a condition precedent to the exercise by Lender of any of such rights and remedies.

          (c) Simultaneously with the execution of this Agreement, Borrower and Manager have executed and delivered to Lender undated written notices (collectively, the "NOTICES") instructing each Tenant and future tenant to pay Rents to Lender in the manner more particularly set forth in such Notices. Borrower acknowledges and agrees that Lender shall have the absolute and unconditional right to send the Notices to the Tenants and future tenants upon the occurrence of any event which would permit Lender to terminate this Agreement in accordance with the terms of this paragraph 6. Borrower hereby grants to Lender (and all persons designated by Lender including, without limitation, First National Bank of Chicago or any other financial institution designated by Lender) the full right, power and authority, which shall be deemed to be coupled with an interest, to endorse and deposit all checks pertaining to the Property delivered for deposit into the account described in the Notices, whether or not made payable to Borrower, Lender, Manager or otherwise, and Borrower agrees to execute all necessary or appropriate documentation confirming the authority granted hereby. Neither Borrower nor Manager shall hereafter deliver any notice or other written communication containing contrary payment instructions for the Rents or any other Assigned Payments to any Tenant or future tenant of the Property unless such notice or communication shall have been approved by Lender in writing, which approval may be withheld by Lender in its sole and absolute discretion.

          7. Security Deposits Account. As of the date hereof, Borrower has deposited $192,237.26 representing all amounts being held as security deposits under the Leases into a separate interest-bearing escrow account (which interest shall periodically be paid into the Reserve Account, unless the terms of a Lease or applicable state law require otherwise, in which event such escrow account shall retain such interest or such interest shall be paid as required by applicable law or such Lease) in Lender's exclusive possession and control (the "SECURITY DEPOSITS ACCOUNT") which monies represent all security deposits under existing Leases. Lender shall furnish Borrower account statements with respect to the Security Deposits Account not more than quarterly during any calendar year. In addition, Borrower has furnished Lender with a complete accounting of all security deposits required to be held by Borrower under the Leases presently in effect. Borrower or Manager, as the case may be, shall remit to Lender all future security deposits from Tenants of the Property for deposit into the Security Deposits Account. Neither Borrower nor Manager shall have any right to withdraw or otherwise use, apply or credit such funds (except as provided in the next sentence or to return same to a Tenant in accordance with the provisions of a Lease) without the prior written consent of Lender. Borrower or Manager shall notify Lender in writing in advance of the need to return a particular security deposit to a Tenant or of the right of Borrower to retain the security deposit under the terms of the applicable Lease, and if Borrower is entitled to retain a security deposit, then all such amounts shall be transferred by Lender promptly into the Cash Collateral Disbursement Account to be treated as Cash Collateral and applied in accordance with the provisions of paragraph 3 of this Agreement. Borrower hereby grants to Lender a security interest in Borrower's interest, if any, in the Security Deposits Account and this Agreement shall constitute a security agreement upon said account. On demand, Borrower agrees to execute and deliver to Lender and hereby authorizes Lender to execute in the name of Borrower to the extent Lender may lawfully do so, financing statements, chattel mortgages or comparable security instruments as may be requested or required by Lender to perfect its security interest in the Security Deposits Account and Borrower's interest in the monies held in the Security Deposits Account. The foregoing provisions shall not constitute a waiver of any claim Lender may have against Borrower or Manager, if any, by reason of any misapplication and/or misrepresentation by Borrower, Manager or their respective agents or employees of security deposits and Borrower and Manager hereby indemnify and hold Lender harmless from and against any loss, liability, damage or expense in connection with any such misapplication and/or misrepresentation by Borrower, Manager or their respective agents or employees.

          8. Leases. Borrower has delivered to Lender original or certified copies (as amended and modified) of (i) all Leases and (ii) all other contracts and agreements which currently affect the use, operation, maintenance or occupancy of the Property. Manager, for itself and its agents and employees, shall agree at all times to maintain, operate and endeavor to lease-up the Property in a professional and diligent manner.

          9. No Waiver. Upon the occurrence of the Termination Date and subject to the provisions of the last sentence of subparagraph 6(a) of this Agreement, Lender expressly reserves the right to withdraw and apply all monies contained in the Cash Collateral Disbursement Account, the Reserve Account and any other escrow accounts maintained by Lender in connection with the Loans (irrespective of whether such monies constitute Excess Cash Collateral) against the Debt whether or not then due and payable and in such order, priority and proportions as Lender shall determine in its sole and absolute discretion. No failure to exercise or delay by Lender in exercising any right, power or privilege under the Loan Documents, at law or in equity shall preclude any other or further exercise thereof, or the exercise of any other right, power or privilege. The rights and remedies provided in this Agreement and the Loan Documents are cumulative and not exclusive of each other or of any right or remedy provided by law or in equity. Except as otherwise expressly provided in the Loan Documents, no notice to or demand upon Borrower in any instance shall, in itself, entitle Borrower to any other or further notice or demand in similar or other circumstances or constitute a waiver of the right of Lender to any other or further action in any circumstances without notice or demand.

          10. Expenses, Attorneys' Fees. Lender is hereby authorized to reimburse itself from the Reserve Account or to direct Manager to reimburse Lender from the Cash Collateral Disbursement Account for all amounts reasonably incurred by or on behalf of Lender from and after the date hereof for attorneys' fees and all other expenses reasonably incurred by or on behalf of Lender in connection with the enforcement of this Agreement following the occurrence of a default hereunder. In the event any dispute shall arise concerning the subject matter of this Agreement and the Lender prevails in such dispute, Lender shall be entitled to recover its reasonable attorneys' fees and costs incurred in connection therewith, including without limitation, all costs of trial, appellate and bankruptcy proceedings. The rights and remedies of Lender contained in this paragraph shall be in addition to, and not in lieu of, the rights and remedies contained in the Loan Documents and as otherwise provided by law or in equity.

          11. Borrower to Encourage Payment, Collections. Borrower and Manager will use their usual and customary procedures to collect Rents up to the institution of suit, including sending delinquency notices and phone calls. At such time as Borrower or Manager would ordinarily take action to collect past-due accounts, Borrower or Manager, as the case may be, shall notify Lender that it recommends that a collection action be instituted. Lender shall then have the option, with respect to any leases covering more than 10,000 square feet of the Property, of authorizing Borrower or Manager, or both, to take such action, either on Borrower's name or its own name, as Lender deems appropriate to collect the delinquent Rents or Lender shall undertake on behalf of Borrower to take such action as Lender deems appropriate to collect the delinquent Rents; provided, however, that with respect to leases covering less than 10,000 square feet of the Property, Borrower or Manager shall take such actions to collect past due accounts as Borrower deems appropriate in its sole discretion. All reasonable attorneys' fees and costs incurred by Borrower in the collection of delinquent Rents shall be approved by Lender for payment from the Cash Collateral Disbursement Account or the Reserve Account in accordance with subparagraphs 3(a) or 3(c) hereof, respectively.

          12. Carryover of this Agreement in the Event of Bankruptcy. In the event either Borrower or any general partner of Borrower ("GENERAL PARTNERS") files for relief under Title 11 of the United States Code, as amended (the "BANKRUPTCY CODE"), or an order of relief is granted as to any of them under the Bankruptcy Code, the following provisions shall be applicable. Notwithstanding anything in this paragraph 12 to the contrary, however, neither Borrower nor any of the General Partners shall have Lender's consent to use the Cash Collateral until a Cash Collateral Order or Stipulation incorporating the following provisions has been signed by Lender and entered and approved by a bankruptcy court under Section 363 of the Bankruptcy Code. Borrower and General Partners (on behalf of themselves and each of their prospective bankruptcy estates) enter into the following provisions in consideration of the procedures provided in this Agreement and other good and valuable consideration, the receipt and sufficiency of which Borrower and General Partners acknowledge:

          This Agreement to be a Cash Collateral Order.  Borrower and
General Partners agree that, in the event Borrower or any of the General Partners files a petition for relief under the Bankruptcy Code with any bankruptcy court, or is subjected to any petition under the Bankruptcy Code which results in any order of relief under the Bankruptcy Code, and the debtor in that proceeding wishes to use Cash Collateral as defined in the Bankruptcy Code and/or this Agreement, then this Agreement shall without modification be deemed to be a stipulation between Lender and Borrower and/or any of the General Partners, as applicable, for a Cash Collateral Order pursuant to
Section 363 of the Bankruptcy Code. Borrower, General Partners (on behalf of themselves and each of their prospective bankruptcy estates) and Lender hereby agree that they shall cooperate in and shall not in any way resist having this Agreement become and be fully incorporated in, without change or modification, a Cash Collateral Order or Stipulation immediately entered, subject to court approval, by a bankruptcy court under Section 363 of the Bankruptcy Code and before any use of Cash Collateral as defined in Section 363 of the Bankruptcy Code and/or this Agreement and that Cash Collateral shall only be used as provided in this Agreement. Such order shall permit the use of Cash Collateral only until the end of the exclusive period under Section 1121(b) of the Bankruptcy Code, and no longer, and shall incorporate all of the other terms provided by this Agreement, and specifically Sections 12(ii) through 12(vi) below; provided, however, that nothing herein shall be deemed to restrict Lender's absolute right, at any time, to seek to limit or terminate the exclusive period under Section 1121(b) of the Bankruptcy Code or any of Lender's other rights or remedies under the Loan Documents, the Bankruptcy Code or otherwise; and provided, further, that Borrower does not represent, warrant or guarantee that any creditor, committee or trustee acting in the bankruptcy case, or the bankruptcy court, sua sponte, will not object to one or more of the terms or conditions in Section 12(ii) through 12 (vi) below provided that this provision shall not be deemed an admission by Lender that any such party has any right or cause to make any such objection. Borrower and General Partners also agree and acknowledge that the Rents and the other Assigned Payments are and shall be deemed to be in any such proceeding "Cash Collateral" as that term is defined in Section 363 of the Bankruptcy Code.

               (i) Adequate Protection. As adequate protection for the use of Cash Collateral, Borrower and General Partners agree that Lender shall be deemed in the proceeding, to the extent it is determined that
Section 552(a) of the Bankruptcy Code applies to limit Lender's interest under the Loan Documents and this Agreement, to have a continuing perfected post-bankruptcy interest and pledge in all Leases and all Rents and other Assigned Payments whether entered into or derived from the Property prior or subsequent to the later to occur of the filing of the petition or the order for relief. As further adequate protection for Borrower's use of the Rents and the other Assigned Payments, Borrower agrees to maintain at all times an adequate and appropriate amount and coverage of insurance covering its assets in amounts not less than that required under the Loan Documents, naming Lender as a loss payee as its interest may appear, provided a sufficient portion of the Rents is made available for such purpose.

              (ii)   Priority Claim To The Extent Lender's Security
Decreased. All Rents and the other Assigned Payments are Cash Collateral, and to the extent they are used and consumed after filing or entry of any Cash Collateral Order, Borrower and General Partners specifically agree that they are collateral for a secured claim under Section 506 of the Bankruptcy Code in the amount so used. To the extent the collateral securing Lender's claim in the bankruptcy proceeding is thereafter deemed or proves to be insufficient to pay Lender's claim in full, Lender's secured claim shall be deemed to have been inadequately protected by the provisions of the Cash Collateral Order, and it shall therefore have an administrative expense claim in the proceeding with super priority over any and all administrative expenses of the kind specified in Section 503(b) and 507(b) of the Bankruptcy Code, which super priority shall be equal to the priority provided under the provisions of
Section 364(c)(1) of the Bankruptcy Code over all other costs and administrative expenses incurred in the case of the kind specified in, or ordered pursuant to, Section 105, 326, 330, 331, 503(b), 506(c), 507(a),
507(b) or 726 of the Bankruptcy Code and shall at all times be senior to the rights of Borrower, General Partners or any successor trustee in the resulting bankruptcy proceeding or any subsequent proceeding under the Bankruptcy Code.

             (iii) No Renewal of Exclusive Period, Relief from Automatic Stay. Borrower and General Partners agree that if it or any of them is a debtor in a proceeding under the Bankruptcy Code, and the bankruptcy court enters a Cash Collateral Order, then, subject to the approval of the bankruptcy court, such Cash Collateral Order shall provide that if Borrower or any of the General Partners, as the case may be, does not file a Plan within the exclusive period provided by Section 1121(b) of the Bankruptcy Code, Lender shall, without the necessity of any additional notice to the debtor or to other creditors, or any hearing or any further order of the bankruptcy court, have immediate relief from stay under Bankruptcy Code Section 362 to commence and complete foreclosure on the Property, conduct and complete sale thereunder, and either purchase itself or sell to a third party under the provisions of the Loan Documents and according to applicable non-bankruptcy laws, and to take any other action permitted under the Loan Documents and applicable non-bankruptcy law. Nothing in this subsection 12(iii) shall be deemed to in any way limit Lender's right, at any time, to limit or terminate the exclusive period under Section 1121 of the Bankruptcy Code.

              (iv)   Further Relief From Automatic Stay.  Borrower and
General Partners specifically agree that, for valuable consideration as stated herein, subject to bankruptcy court approval, Lender shall be deemed to have the relief from the automatic stay under Section 362 of the Bankruptcy Code in order to effectuate the provisions of this Section 12. As an alternative, if Lender requests such relief, Borrower or General Partners, as the case may be, shall not object to or oppose Lender from having immediate relief, subject to bankruptcy court approval, from the automatic stay under Section 362 of the Bankruptcy Code, such relief being limited to modification of the stay (i) to implement the provisions of this Agreement permitting the use of Cash Collateral, (ii) to permit the filing of financing statements or other instruments and documents evidencing Lender's interests in the Rents, the other Assigned Payments and the Leases after the filing of the petition or order for relief, whichever is later, (iii) to permit Lender's application of the Rents and the other Assigned Payments as provided herein, and (iv) to permit the relief provided for in subsection 12(iii).

               (v) Perfection. During the pendency of the case, any of the rights granted hereunder or by the Deed of Trust shall be confirmed as security interests or liens, and shall be deemed present, "choate", fully perfected and presently fully enforceable without the necessity of the filing of any additional documents or commencement of proceedings otherwise required under non-bankruptcy law for the perfection or enforcement of security interests, with such perfection and enforcement being binding upon Borrower, General Partners and any subsequently appointed trustee, either in Chapter 11 or under any other Chapter of the Bankruptcy Code, and upon other creditors of Borrower or General Partners, as the case may be, who have or who may hereafter extend secured or unsecured credit to Borrower or General Partners.

              (vi) Nothing in this Section 12 shall be deemed in any way to limit or restrict any of Lender's rights to seek in the bankruptcy court any relief that Lender, in its sole discretion, may deem appropriate, in the event that a case under the Bankruptcy Code is commenced by or against Borrower or any of the General Partners, and in particular, Lender shall be free to move for an immediate vacation of the automatic stay under Section 362 of the Bankruptcy Code, to terminate the exclusive period under Section 1121 of the Bankruptcy Code, and/or to dismiss the filed bankruptcy case.

          13. Lender Not Liable for Expenses. Nothing in this Agreement shall be intended or construed to hold Lender liable or responsible for any expense, disbursement, liability or obligation of any kind or nature whatsoever, including, but not limited to, wages, salaries, payroll taxes, withholding, benefits or other amounts payable to or on behalf of Borrower or General Partners, whether or not there is sufficient money in the Cash Collateral Disbursement Account and/or the Reserve Account to pay such expenses or costs and whether any present or future creditor attempts to assert a claim against Lender or the Property, including, but not limited to, any attempt in any bankruptcy proceeding to assert a claim under
Section 506(c) of the Bankruptcy Code, or any other provision of the Bankruptcy Code. Nothing contained in the preceding sentence shall be construed as relieving Lender of its obligations to comply with the express provisions of this Agreement. In any case commenced under any provision of the Bankruptcy Code by or against Borrower, Lender does not consent to any "carve-out", nor shall the Borrower nor any of the General Partners seek the imposition of any "carve-out" for any costs, fees or expenses of any kind or nature of the Borrower's bankruptcy estate, as against either (x) any of Borrower's past, present or future property together with any proceeds or products of the same (and whether or not any of such property together with the proceeds or products thereof is Lender's collateral) or (y) as against Lender, its collateral or its indebtedness.

          14. Management Agreement. In the event and to the extent that the terms and provisions of the Management Agreement conflict with those of this Agreement, the terms and provisions of this Agreement shall override those of the Management Agreement. Manager acknowledges and agrees that amendments and modifications of the Management Agreement will be binding on Lender only to the extent such amendments and modifications have been approved in writing by Lender. Lender may terminate the Management Agreement upon termination of this Agreement as set forth in subparagraph 6(a) hereof.

          15. No Joint Venture. This Agreement shall not constitute a joint venture or partnership agreement of any kind between the parties hereto or otherwise create the relationship of joint venturers or partners among the parties hereto. Nothing contained herein shall characterize or be deemed to characterize Lender as a "mortgagee-in-possession".

          16. Modifications. If any or all of the provisions of this Agreement are hereafter modified, vacated or stayed by subsequent order of any court, such stay, modification or vacation shall not affect the validity and enforceability of any contractual right, property right, lien, security interest or priority authorized hereby with respect to any of the Rents or the other Assigned Payments which are deemed by this Agreement to be Cash Collateral and which have been used pursuant to this Agreement and the Loan Documents. Notwithstanding such stay, modification or vacation, any uses of Rents or the other Assigned Payments after the effective date of such modification, stay or vacation, shall be governed in all respects by the original provisions of this Agreement, and Lender shall be entitled to all of the rights, privileges and benefits, including any interest, liens, security interests, priorities and collection rights granted herein, with respect to all Rents and other Assigned Payments which are used thereafter. Unless it explicitly consents in writing at the time of such modification, stay or vacation, Lender does not by the terms hereof consent to any modifications of this Agreement.

          17. Governing Law. This Agreement shall be construed in accordance with the laws of the State of California without regard to its conflict of laws principles.

          18. Benefit. This Agreement shall to the extent legally permissible be binding upon and shall inure to the benefit of Lender, Borrower, Manager and their respective successors and assigns, including, but not limited to, any trustee that may be appointed under the Bankruptcy Code or any state court receiver. The provisions of paragraph 12 of this Agreement shall be binding upon General Partners and their respective successors, assigns, heirs, estates and representatives. In no event or under any circumstances shall any third party be deemed a third party beneficiary of this Agreement.

          19. Consent to Agreement. Borrower and each General Partner acknowledges for itself that it has thoroughly read and reviewed the terms and provisions of this Agreement and is familiar with same, that the terms and provisions contained herein are clearly understood by it and have been fully and unconditionally consented to by it and that Borrower and each General Partner has had full benefit and advice of counsel of its own selection, or the opportunity to obtain the benefit and advice of counsel of its own selection, in regard to understanding the terms, meaning and effect of this Agreement, and that this Agreement has been entered into by Borrower and each General Partner freely, voluntarily, with full knowledge and without duress, and that in executing this Agreement, Borrower and each General Partner are relying on no other representations, either written or oral, express or implied, made by Lender, or by any other party hereto, and that the consideration received by Borrower and each General Partner hereunder has been actual and adequate.

          20. Miscellaneous. This Agreement is made for the sole protection of Lender, Borrower, Manager and their respective successors and assigns. No other person shall have any right whatsoever hereunder. Any notice, demand or other communication which any party hereto may desire or may be required to give to any other party hereto shall be in writing, and shall be deemed given (a) if and when personally delivered, (b) upon receipt if sent by a nationally recognized overnight courier addressed to a party at its address set forth below, or (c) on the third (3rd) business day after being deposited in United States registered or certified mail, postage prepaid, addressed to a party at its address set forth below, or to such other address as the party to receive such notice may have designated to all other parties by notice in writing in accordance herewith:

          If to Lender:
               The Travelers Life and Annuity Company
               2215 York Road
               Suite 504
               Oak Brook, Illinois 60521
               Attention:  Managing Director
                            General Counsel

          With copies to:

               The Travelers Insurance Company
               One Tower Square
               Hartford, Connecticut 06183
               Attention:   Travelers Realty Investment
                            Company

               and

               Battle Fowler
               280 Park Avenue
               New York, New York 10017
               Attention:  Lawrence Mittman, Esq.
                          Dean A. Stiffle, Esq.

          If to Borrower:

               C-C California Plaza Partnership
               c/o Carlyle Real Estate Limited
                 Partnership-XV
               c/o JMB Realty Corporation
               900 North Michigan Avenue
               Chicago, Illinois 60611-1575
               Attention:  Robert J. Chapman

          With copies to:

               Pircher, Nichols & Meeks
               1999 Avenue of the Stars
               Los Angeles, California  90067-6077
               Attention:  Real Estate Notices (P.G.N.)

               Cygna Limited One
               c/o Cygna Development Corporation
               2121 North California Boulevard - Suite 230
               Walnut Creek, California  94596
               Attention:  Ben Kacyra

               and

               Greene, Radovsky, Maloney & Share
               Spear Street Tower - Suite 4200
               1 Market Plaza
               San Francisco, California 94105
               Attention: Russell Pollock, Esq.

          If to Manager:

               Cygna Development Services, Inc.
               2121 North California Boulevard
               Suite 230
               Walnut Creek, California 94596

          With copies to:

               Greene, Radovsky, Maloney & Share
               Spear Street Tower - Suite 4200
               1 Market Plaza
               San Francisco, California 94105
               Attention: Russell Pollock, Esq.

Each party entitled to receive notice under this Agreement may designate a change of address by notice given to the other parties at least ten (10) days prior to the date such change of address is to become effective. Time shall be of the strictest essence in the performance of each and every one of the provisions hereof. If any of the provisions of this Agreement is held to be invalid or unenforceable, the remaining provisions shall remain in effect without impairment. This Agreement may not be modified, amended or terminated except by an agreement in writing executed by all of the parties hereto.

          21. Counterparts. It is understood and agreed that this Agreement may be executed in telecopied or original counterparts, each of which shall, for all purposes, be deemed an original and all of such counterparts, taken together, shall constitute one and the same Agreement, even though all of the parties hereto may not have executed the same counterpart of this Agreement.

          22. Recourse Obligations. Borrower and its general partner, Carlyle Real Estate Limited Partnership-XV, an Illinois limited partnership ("CARLYLE") (but none of the partners of Carlyle, including, without limitation, JMB Realty Corporation ("JMB"), a Delaware corporation, nor any of Carlyle's partners' respective successors and assigns), respectively, shall be liable personally and on a full recourse basis to Lender for any and all losses, costs, expenses and liabilities of any kind or nature whatsoever incurred by Lender as a result of any act of Borrower or Carlyle which knowingly or intentionally prevents or materially impedes or hinders the collection or application of the Rents and the other Assigned Payments as provided in this Agreement; provided, however, that Carlyle shall only be liable with respect to acts of Borrower directly caused by Carlyle (and not by any other person or entity, including any other partner in Borrower).
Borrower and Borrower's general partner, Cygna Limited One, a California limited partnership ("CL1"), respectively, shall also be liable personally and on a full recourse basis to Lender for any and all such losses, costs, expenses, and liabilities incurred by Lender as a result of any act of Borrower or CL1 which knowingly or intentionally prevents or materially impedes or hinders the collection or application of the Rents and the other Assigned Payments as provided in this Agreement; provided however, that CL1 shall only be liable with respect to acts of Borrower directly caused by CL1 (and not by any other person or entity, including any other partner or Borrower). In addition, CL1 shall be liable as set forth above with respect to any acts of Manager, for which acts Manager also shall be personally liable to Lender on a full recourse basis. The provisions of the foregoing sentence shall be limited to the circumstances described in such sentence and shall not otherwise affect the exculpatory provisions of the Loan Documents as they relate to the payment of the Debt.

          23. Signatories. Each undersigned general partner signatory of Borrower represents that it is a general partner of Borrower and that it is executing this Agreement on behalf of Borrower and, with respect to paragraphs 12, 13, 18, 19 and 22 of this Agreement, also in its separate capacity as a general partner of Borrower, and that such execution has been duly authorized by all necessary partnership action.

          24. Exculpation. Notwithstanding anything in this Agreement to the contrary, but subject to the provisions of this paragraph 24, without in any manner releasing, impairing or otherwise affecting the Note, the Deed of Trust or any other instrument securing the Note or the validity thereof or hereof or the lien of the Deed of Trust, there is no personal liability of Borrower or any partner in Borrower hereunder or under any of the Loan Documents, and no monetary or deficiency judgment shall be sought or enforced against Borrower; provided, however, that a judgment may be sought against Borrower to the extent necessary to enforce the right of Lender in, to or against the Property securing the indebtedness evidenced by the Note and covered by the Deed of Trust and the other Loan Documents. Notwithstanding any of the foregoing, nothing contained in this paragraph shall be deemed to prejudice the rights of Lender: (i) to recover any fraudulently misapplied Restoration Funds, Insurance Proceeds or Condemnation Proceeds (all as defined in the Deed of Trust) as well as any expenditures, damages or costs (including without limitation reasonable attorneys' fees) incurred by Lender as a result of such fraudulent misapplication, (ii) to recover any expenditures, damages or costs (including without limitation reasonable attorneys' fees) incurred by Lender as a result of Borrower's fraud, material and intentional misrepresentation or intentional destruction of the Property or (iii) to enforce the personal recourse obligations set forth in paragraph 22 of this Agreement. All references in this paragraph to the Note, Deed of Trust and Loan Documents shall be deemed to mean the Note, Deed of Trust and Loan Documents as modified and amended by the Modification Agreement.

          25. Waiver of California Statutes. Borrower acknowledges that it is in default under the terms and conditions of the Loan Documents as of the execution hereof, that Lender presently has the right to enforce the terms of the Loan Documents, and that this Agreement is being entered into pursuant to the request of Borrower. Borrower further acknowledges that all of the terms and conditions of this Agreement have been carefully negotiated between Borrower and Lender and that Borrower has been fully represented during those negotiations by competent legal counsel of Borrower's choosing, including counsel licensed to practice in the state of California. Borrower understands that Lender is entering into this Agreement in reliance upon, and in consideration of, among other things, the following waiver by Borrower of various provisions of California law. Accordingly, Borrower hereby waives, to the fullest extent permitted by law, the protections of (i) Section 726 of the California Code of Civil Procedure (providing that a creditor has only one form of action to enforce a debt secured by real property) and (ii) Sections 580a and 580d of the California Code of Civil Procedure (providing for the limitation of deficiency judgments), but only for the purpose of allowing Lender to foreclose on any collateral expressly pledged to Lender under the Loan Documents (and, without limitation to the foregoing, no deficiency judgment following a foreclosure sale may be enforced personally against Borrower or its partners, but rather may be enforced solely against such other collateral as may be expressed pledged to Lender under the Loan Documents).

     Borrower represents and warrants to Lender that Borrower has discussed the meaning and effect of the foregoing waivers with Borrower's legal counsel and that Borrower understands fully the legal consequence of Borrower's providing such waivers to Lender. Borrower covenants to Lender not to assert any rights under any of the foregoing statutes in opposition to any action taken by Lender to enforce Lender's rights under this Agreement or any other Loan Document.






     [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

          IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto in manner and form sufficient to bind them, as of the day and year first set forth above.

                            THE TRAVELERS LIFE AND ANNUITY COMPANY,
                              a Connecticut corporation


                            By:  _________________________________
                                 Name:
                                 Title:


                            C-C CALIFORNIA PLAZA PARTNERSHIP
                              a California general partnership

                            By: Carlyle Real Estate Limited Partnership-XV, an Illinois limited partnership,
                                 General Partner

                                 By:  JMB Realty Corporation, a Delaware
                                       corporation, General Partner


                                      By:  _______________________
                                          Name:
                                          Title:

                            By:  Cygna Limited One, a California limited
                                 partnership, General Partner

                                 By:  Cygna Development Corporation, a
                                        California corporation, General Partner


                                      By:  _______________________
                                          Name:
                                          Title:



                            CYGNA DEVELOPMENT SERVICES, INC., a
                                California corporation


                            By:  _________________________________
                                 Name:
                                 Title:

                               EXHIBIT A

                     [ORIGINAL LOAN DOCUMENTS]



NOTE:                The term "Note" as used herein shall mean that certain
Note Secured by Deed of Trust dated December 18, 1986 in the principal amount of $58,000,000 given by Borrower to Lender.


DEED OF TRUST:       The term "Deed of Trust" as used herein shall mean
that certain First Deed of Trust and Security Agreement With Assignment of Rents and Leases and Fixture Filing dated as of December 18, 1986 in the principal amount of $58,000,000 given by Borrower to First American Title Insurance Company and Lender and recorded on December 18, 1986 as Document Number 86-229768 in Book 13327, Page 243, Contra Costa County Records, California.


The Original Loan Documents also include all filings made in accordance with the Uniform Commercial Code with respect to the documents listed on this Exhibit A as well as all other documents or instruments evidencing, securing or relating to the indebtedness of the Note.


                             EXHIBIT B

                     [MODIFICATION DOCUMENTS]


MODIFICATION AGREEMENT:   The term "Modification Agreement" as used herein
shall mean that certain Agreement of Modification of Note, Deed of Trust, and other Loan Documents dated as of the date hereof between Borrower and Lender.



The Modification Documents also include the following additional documents:

     (i)  This Agreement;

     (ii) that certain Escrow Agreement among Borrower, Lender and Chicago Title and Trust Company, as escrow agent; and


     (iii)all filings made in accordance with the Uniform Commercial Code with respect to the documents listed on this Exhibit B.

                             EXHIBIT C

                        [NOTICE TO TENANTS]


Tenant's Name:
Tenant's Address:

Attention:  General Manager

          Re:  [Lease or License] dated _______________ between
               (C-C California Plaza Partnership), as landlord, and __________________, as tenant, [as amended] [such lease or license, as amended,] the
               ["Lease" or "License"]

Gentlemen:

          This Letter shall confirm to you that notwithstanding any previous communications received by you from either or both of the undersigned and notwithstanding anything to the contrary contained in the Lease [or License], you are hereby directed by the undersigned to make your check payable to ___________________ _____ and to send all payments of rents, additional rents and all other payments due or to become due under the Lease [or License] as follows:

          __________________________
          __________________________
          __________________________

Each check should include the notation:  Account No. _______________.

          You are also hereby notified that the terms of this letter are irrevocable and cannot be terminated, modified, abrogated or vitiated in any respect whatsoever except by a writing signed by _________________
____________________________________________________.

                          Sincerely yours,

                          _____________________________________
                            ________________________


                          By:________________________________
                             Name:
                             Title:

                          C-C CALIFORNIA PLAZA PARTNERSHIP,
                            a California general partnership

                          By:  Carlyle Real Estate Limited
                                 Partnership-XV,
                                 an Illinois limited partnership,
                                 General Partner

                               By:  JMB Realty Corporation,
                                      a Delaware corporation,
                                      General Partner


                                    By:___________________________
                                       Name:
                                       Title:

                          By:  Cygna Limited One, a California limited
                                 partnership, General Partner

                               By:  Cygna Development Corporation,
                                      a California corporation,
                                      General Partner


                                    By:___________________________
                                       Name:
                                       Title:


                          CYGNA DEVELOPMENT SERVICES, INC.
                            a California corporation


                          By:_____________________________________
                             Name:
                             Title:

                             EXHIBIT D

                        [OPERATING BUDGET]



                          To Be Attached
                             EXHIBIT E

                    [CERTIFICATION OF MANAGER]


          The undersigned, _________________________, hereby certifies to you that on behalf of C-C California Plaza Partnership, a California general partnership ("BORROWER") he has paid all federal, state and local income taxes, FICA taxes, FUTA taxes, federal and state unemployment taxes and any and all other taxes required to be withheld by Borrower from its employee payroll to date as referenced in that certain Budget dated ______________ delivered to you for Borrower's operating period from ________________________ to ___________________________. The undersigned further certifies that he has withheld and paid over to the appropriate taxing authorities, any and all state and local sales and use taxes due on goods sold or services rendered during such operating period.

          IN WITNESS WHEREOF, the undersigned has executed and delivered this certification as of this ___ day of __________, 199_.


                               By: ___________________________

                               Title:  ________________________

Witness:


_____________________________________

                             EXHIBIT F

                         [FORM OF REQUEST]


                                          ___________________, 199_

The Travelers Life and Annuity Company
2215 York Road
Suite 504
Oak Brook, Illinois 60521

          Re: Request No._______ for Cash Collateral in the Amount of $________________
               Travelers Loan No. 204366-0

Gentlemen:

          This request refers to that certain Cash Management Agreement ("AGREEMENT") dated ________________________, 1993, among The Travelers Life and Annuity Company ("LENDER"), C-C California Plaza Partnership ("BORROWER") and Cygna Development Services, Inc. ("MANAGER"). All capitalized terms which are not otherwise defined herein shall have the meaning given to such term in the Agreement.

          This certifies that pursuant to paragraph 3(c) of the Agreement, Borrower is entitled to request, and hereby does request, disbursement from available funds in the Reserve Account, of the amounts listed on Schedule I hereto, each of which is required to pay ordinary, necessary and reasonable operating expenses of the Property.

          Attached are invoices and other substantiation for the amounts requested.

          The exculpation provisions set forth in paragraph 24 of the Agreement are incorporated herein by reference as if set forth in their entirety.

                               Very truly yours,

                               C-C CALIFORNIA PLAZA PARTNERSHIP,
                                 a California general partnership


                               By:  Carlyle Real Estate Limited
                                      Partnership-XV, an Illinois
                                      limited partnership,
                                      General Partner

                                    By:  JMB Realty Corporation, a
                                           Delaware corporation,
                                           General Partner


                                         By:  ___________________________
                                              Name:
                                              Title:


                               By:  Cygna Limited One, a California limited
                                      partnership, General Partner

                                    By:  Cygna Development Corporation, a
                                          California corporation,
                                           General Partner


                                         By:  __________________________
                                              Name:
                                              Title:
                                 EXHIBIT G


                           (Wiring Instructions)




The Travelers Life and Annuity Company
Chase Manhattan Bank
New York, New York  10005

ABA No.:       021-000-021

Acct. No.:     910-2-524155

Attn.:         Investment Administration

Ref.:          TIC Loan No. 204366-0
Travelers Loan No. 204366


                               ESCROW AGREEMENT


                  AGREEMENT dated as of December 22, 1993 entered into among C-C CALIFORNIA PLAZA PARTNERSHIP, a California general partnership having an office at 2121 North California Boulevard, Suite 230, Walnut Creek, California 94596 (hereinafter referred to as Borrower); THE TRAVELERS LIFE AND ANNUITY COMPANY, a Connecticut corporation, having an address at 2215 York Road, Suite 504, Oak Brook, Illinois 60521 (hereinafter referred to as Lender); and CHICAGO TITLE AND TRUST COMPANY, having an office at 171 North Clark Street, Chicago, Illinois 60601 (hereinafter referred to as Escrow Agent);

                             W I T N E S S E T H:

            WHEREAS, Borrower has borrowed from Lender the original principal sum of $58,000,000.00 (the "LOAN"), the indebtedness of which Loan is evidenced by the Note and secured by the Deed of Trust (as such terms are defined in Exhibit A attached hereto) encumbering Borrower's fee estate in the real property and improvements more particularly described in the Deed of Trust (the "PROPERTY");

            WHEREAS, Borrower has permitted certain defaults to occur under the Loan and as of the date hereof Lender is entitled to foreclose its interest in the Property;

            WHEREAS, Borrower has requested that for the time being Lender refrain from foreclosing its interest in the Property and has requested that Lender enter into among other agreements, that certain Agreement of Modification of Note, Deed and Trust and Other Loan Documents (the "MODIFICATION AGREEMENT") amending the Note and the Deed of Trust and extending the maturity date of the Loan;

            WHEREAS, Lender has refused to refrain from foreclosing its interest in the Property for the time being or to execute and deliver the Modification Agreement unless Borrower executes this Agreement and delivers a deed to the Property and various other documents in escrow pursuant hereto; and

            WHEREAS, in consideration of Lender's agreement to refrain from foreclosing its interest in the Property for the time being, to extend the maturity of the Loan and to execute and deliver the Modification Agreement, Borrower and Lender have executed various documents which are to be deposited into escrow and held in escrow pursuant to the provisions of this Agreement.

            NOW, THEREFORE, in consideration of ten dollars ($10) and other good and valuable consideration, the receipt of which is hereby acknowledged, Borrower, Lender and Escrow Agent hereby covenant and agree as follows:

            1. Transfer Documents. Borrower acknowledges and agrees that in order to enable Lender to avoid the time and expense of pursuing a foreclosure upon the occurrence of a default beyond applicable grace and cure periods, if any, under the Loan Documents (as defined in Exhibit A), on the date hereof, original copies of the documents and instruments described in Exhibit B attached hereto (hereinafter referred to as the Transfer Documents) executed by Borrower have been delivered to Escrow Agent.

            2. Receipt by Escrow Agent. Escrow Agent acknowledges receipt of the Transfer Documents and agrees to establish an escrow (hereinafter referred to as the Escrow) and hold the Transfer Documents in escrow pursuant to the provisions of this Agreement.

            3. Breaking of Escrow. Upon the receipt by Escrow Agent of a certification in the form of Exhibit C attached hereto (the "TRANSFER DIRECTION NOTICE"), Escrow Agent shall immediately complete, by dating and filling in all blanks as appropriate, and deliver to Lender or Lender's nominee, designee or assignee the Transfer Documents, it being understood that the Property may be transferred to Lender, its nominee, designee or assignee, as directed by Lender. Borrower hereby authorizes and empowers Lender as attorney-in-fact of Borrower, to complete the Transfer Documents as described above and to execute any such further documentation as is reasonably necessary to effectuate any such transfer; provided, however, that Lender shall not execute pursuant to said power of attorney any further documentation that would create any recourse liability on behalf of Borrower or any of its partners. The power of attorney granted to Lender pursuant to this paragraph shall be deemed coupled with an interest and shall be irrevocable. Notwithstanding anything to the contrary contained in this Agreement, it is expressly understood that (i) Borrower shall not be responsible for the payment of any deed tax, sales tax or similar tax imposed as a result of the execution, delivery and recordation of the Transfer Documents, (ii) Borrower shall not be responsible for the payment of any title premiums or other title charges with respect to the issuance of the owner's title policy insuring the Transfer Documents and (iii) all documents and instruments required to be delivered by Borrower or actions required to be taken by Borrower pursuant to this Agreement shall be without recourse, cost or liability of any sort whatsoever to Borrower or any of its direct or indirect present or future partners.

            4. Transfer Absolute. Borrower acknowledges and agrees that at the time the Transfer Documents and all additional documents and actions contemplated by this Agreement are properly delivered to Lender pursuant to the provisions hereof (a) they are intended to effect a present and absolute conveyance and unconditional transfer of the Property, the Account Proceeds, the leases affecting the Property and all income and revenue therefrom, furniture, fixtures and equipment and all licenses, rights and privileges associated therewith, to the extent assignable, and are not given as security,
(b) Borrower will deliver to Lender, its nominee, designee or assignee possession (subject to the rights of tenants, occupants and licensees) and enjoyment of the Property and the other property transferred pursuant to the Transfer Documents concurrently with the delivery to Lender of the Transfer Documents and Lender, its nominee, designee or assignee shall thereafter have the immediate right to occupy, operate, use, sell and transfer the same or any part thereof for its own account, at its sole and absolute discretion and (c) title to the Property shall remain subject to the Deed of Trust to the full extent of the indebtedness secured thereby, and recording of the Deed (described in Exhibit B attached hereto) shall not result in a merger of Lender's interest as beneficiary under the Deed of Trust with Lender's interest as fee title holder pursuant to the Deed.

            5. Cumulative Remedies. Nothing contained in this Agreement shall preclude Lender from pursuing foreclosure of the Deed of Trust upon an Event of Default or failure to pay the Debt upon maturity, or any other rights and remedies under the Deed of Trust or the other Loan Documents (as defined in the Deed of Trust), instead of or in addition to directing the Escrow Agent to deliver the Transfer Documents to Lender in accordance with the provisions of this Agreement and effectuating a transfer to Lender, its nominee, designee or assignee, pursuant to the Transfer Documents. Upon a default under the Loan Documents beyond applicable notice and cure periods, if any, or failure to pay the Debt in full on the maturity, Borrower shall within five (5) days of demand by Lender (unless the Debt shall have been paid in full within such five (5) day period) deliver to Lender, in a form and content acceptable to Lender, a stipulation of the facts, necessary to obtain a judgment of foreclosure uncontested by Borrower and a quitclaim deed of Borrower's redemption rights and Lender shall have the absolute right to file the same and complete a foreclosure of the Deed of Trust and a transfer of the Property pursuant to the terms thereof. Any documents or instrument required to be delivered under this paragraph shall be without recourse, cost or liability of any sort whatsoever to Borrower.

            6. Specific Performance. The provisions of this Agreement shall be enforceable by an action for specific performance.

             7. Termination of Escrow. Upon payment in full to Lender of the Debt, Lender shall by written notice to Escrow Agent terminate the Escrow and deliver the Transfer Documents to Borrower whereupon the Transfer Documents shall be deemed cancelled and null and void. Except as to deposits of funds for which Escrow Agent has received express written direction concerning investment or other handling, the parties hereto agree that the Escrow Agent shall be under no duty to invest or reinvest any deposits at any time held by it hereunder; and, further, that Escrow Agent may commingle such deposits with other deposits or with its own funds in the manner provided for the administration of funds under Section 2-8 of the Corporate Fiduciary Act (Ill. Rev. Stat. 1989, Ch 17, Par. 1552-8) and may use any part or all such funds for its own benefit without obligation of any party for interest or earnings derived thereby, if any. Provided, however, nothing herein shall diminish Escrow Agent's obligation to apply the full amount of the deposits in accordance with the terms of these escrow trust instructions. In the event the Escrow Agent is requested to invest deposits hereunder, Escrow Agent is not to be held responsible for any loss of principal or interest which may be incurred as a result of making the investments or redeeming said investment for the purposes of these escrow trust instructions.

            8. Provisions Regarding Escrow Agent. (a) Escrow Agent shall have no duties or responsibilities other than those expressly set forth herein. Escrow Agent shall have no duty to enforce any obligation of any person to make any delivery or to enforce any obligation of any person to perform any other act. Escrow Agent shall be under no liability to the other parties hereto or to anyone else by reason of any failure on the part of any party hereto or any maker, guarantor, endorser or other signatory of any document or any other person to perform such person's obligations under any such document. Except for amendments to this Agreement hereinafter referred to and except for joint instructions given to Escrow Agent by Borrower and Lender relating to the Transfer Documents, Escrow Agent shall not be obligated to recognize any agreement between any or all of the persons referred to herein.

            (b) In its capacity as Escrow Agent, Escrow Agent shall not be responsible for the genuineness or validity of any security, instrument, document or item deposited with it and shall have no responsibility other than to faithfully follow the instructions contained herein, and shall not be responsible for the validity or enforceability of any security interest of any party and it is fully protected in acting in accordance with any written instrument given to it hereunder by any of the parties hereto and reasonably believed by Escrow Agent to have been signed by the proper person. Escrow Agent may assume that any person purporting to give any notice hereunder has been duly authorized to do so.

            (c) It is understood and agreed that the duties of Escrow Agent are purely ministerial in nature. Escrow Agent shall not be liable to the other parties hereto or to anyone else for any action taken or omitted by it, or any action suffered by it to be taken or omitted, in good faith and in the exercise of reasonable judgment, except for acts of willful misconduct or gross negligence. Escrow Agent may rely conclusively and shall be protected in acting upon any order, notice, demand, certificate, opinion or advice of counsel (including counsel chosen by Escrow Agent), statement, instrument, report or other paper or document (not only as to its due execution and the validity and effectiveness of its provisions, but also as to the truth and acceptability of any information therein contained) which is reasonably believed by Escrow Agent to be genuine and to be signed or presented by the proper person or persons. Except as set forth in paragraphs 3 and 7 of this Agreement, Escrow Agent shall not be bound by any notice or demand, or any waiver, modification, termination or rescission of this Agreement or any of the terms hereof, unless evidenced by a final judgment or decree of a court of competent jurisdiction in the State of California or a Federal court in such State, or a writing delivered to Escrow Agent signed by the proper party or parties and, if the duties or rights of Escrow Agent are affected, unless it shall give its prior written consent thereto.

            (d) Escrow Agent shall have the right to assume in the absence of written notice to the contrary from the proper person or persons that a fact or an event by reason of which an action would or might be taken by Escrow Agent does not exist or has not occurred, without incurring liability to the other parties hereto or to anyone else for any action taken or omitted, or any action suffered by it to be taken or omitted, in good faith and in the exercise of reasonable judgment, in reliance upon such assumption.

            (e) Escrow Agent may resign as Escrow Agent hereunder upon giving five (5) days' prior written notice to that effect to each of the parties to this Agreement. In such event, the successor Escrow Agent shall be a reputable law firm or a nationally recognized title insurance company, selected by Lender and approved by Borrower, which approval will not be unreasonably withheld or unduly delayed. Such party that will no longer be serving as Escrow Agent shall deliver, against receipt, to such successor Escrow Agent, the Transfer Documents, if any, held by such party, to be held by such successor Escrow Agent pursuant to the terms and provisions of this Agreement. If no such successor has been designated on or before the effective date of such party's resignation, its obligations as Escrow Agent shall continue until such successor is appointed; provided, however, its sole obligation thereafter shall be to safely keep all documents and instruments then held by it and to deliver the same to the person, firm or corporation designated as its successor or until directed by a final order or judgment of a court of competent jurisdiction in the State of California or a Federal Court in such State, whereupon Escrow Agent shall make disposition thereof in accordance with such order or judgment. If no successor Escrow Agent is designated and qualified within five (5) days after Escrow Agent's resignation is effective, such party that will no longer be serving as Escrow Agent may apply to any court of competent jurisdiction for the appointment of a successor Escrow Agent.

            (f) In the event Escrow Agent is the attorney for any party hereto, Escrow Agent shall be entitled to represent such party in any matter, including any litigation in connection herewith.

            9. Miscellaneous Provisions. (a) No failure or delay on the part of a party to this Agreement in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No modification or waiver of any provision of this Agreement and no consent to any departure by any party to this Agreement therefrom shall be effective unless the same shall be in writing and signed by the party against whom such modification, waiver or consent is being sought to be enforced against, and then such waiver, modification or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any party to this Agreement in any case shall, of itself, entitle such party to any other or further notice or demand in similar or other circumstances.

            (b) This Agreement may only be modified, amended, changed, discharged or terminated by an agreement in writing signed by all of the parties hereto.

            (c) Each of the parties to this Agreement (and the undersigned representatives of such parties, if any) has the full power, authority and legal right to execute this Agreement and to keep and observe all of the terms, covenants and provisions of this Agreement on such parties' respective parts to be performed or observed.

            (d) Any notice, request, direction or demand given or made under this Agreement shall be in writing and shall be hand delivered or sent by Federal Express or other reputable overnight national courier service, and shall be deemed given when received at the following addresses whether hand delivered or sent by Federal Express or other reputable overnight national courier service:

                  If to Borrower:

                        C-C California Plaza Partnership
                        c/o Carlyle Real Estate Limited
                          Partnership-XV
                        c/o JMB Realty Corporation
                        900 North Michigan Avenue
                        Chicago, Illinois 60611-1575
                        Attention:  Robert J. Chapman

                  With copies to:

                        Pircher, Nichols & Meeks
                        1999 Avenue of the Stars
                        Los Angeles, California  90067-6077
                        Attention:  Real Estate Notices (P.G.N.)

                        Cygna Limited One
                        c/o Cygna Development Corporation
                        2121 North California Boulevard - Suite 230
                        Walnut Creek, California  94596
                        Attention:  Ben Kacyra

                        and

                        Greene, Radovsky, Maloney & Share
                        Spear Street Tower
                        Suite 4200
                        1 Market Plaza
                        San Francisco, California 94105
                        Attention: Russell Pollock, Esq.

                  If to Lender:

                        The Travelers Life and Annuity Company
                        2215 York Road, Suite 504
                        Oak Brook, Illinois 60521
                        Attention:  Managing Director
                                      General Counsel

                                      and

                        The Travelers Insurance Company
                        One Tower Square, 13 SHS
                        Hartford, Connecticut 06183-2020
                        Attention:  Travelers Realty Investment
                                      Company

                  With a copy to:

                        Battle Fowler
                        280 Park Avenue
                        New York, New York 10017
                        Attention:  Lawrence Mittman, Esq.
                                      Dean A. Stiffle, Esq.


                  If to Escrow Agent:

                        Chicago Title and Trust Company
                        171 North Clark Street
                        Chicago, Illinois 60601
                        Attention:  Ms. Nancy Castro


Each party to this Agreement may designate a change of address by notice given to the other party fifteen (15) days prior to the date such change of address is to become effective.

            (e) If any term, covenant or provision of this Agreement shall be held to be invalid, illegal or unenforceable in any respect, this Agreement shall be construed without such term, covenant or provision.

            (f) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

            (g) This Agreement sets forth the entire agreement and understanding of the parties hereto with respect to the specific matters agreed to herein and the parties hereto acknowledge that no oral or other agreements, understandings, representations or warranties exist with respect to this Agreement or with respect to the obligations of the parties hereto under this Agreement, except those specifically set forth in this Agreement.

            (h) This Agreement is, and shall be deemed to be, a contract entered into under and pursuant to the laws of the State of Illinois and shall be in all respects governed, construed, applied and enforced in accordance with the laws of the State of Illinois. No defense given or allowed by the laws of any other state or country shall be interposed in any action or proceeding hereon unless such defense is also given or allowed by the laws of the State of Illinois.
            (i) The parties hereto agree to submit to personal jurisdiction in the State of Illinois in any action or proceeding arising out of this Agreement.

            (j) Paragraph 21 of the Modification Agreement ("Exculpation") is hereby incorporated by reference with the same force and effect as if such paragraph appeared in this Agreement.

            (k) This Agreement may be executed in one or more counterparts by some or all of the parties hereto, each of which counterparts shall be an original and all of which together shall constitute a single agreement.

            10. Waiver of California Statutes. Borrower acknowledges that it is in default under the terms and conditions of the documents evidencing and securing the Loan (the "Loan Documents") as of the execution hereof, that Lender presently has the right to enforce the terms of the Loan Documents, and that this Agreement is being done pursuant to the request of Borrower. Borrower further acknowledges that all of the terms and conditions of this Agreement have been carefully negotiated between Borrower and Lender and that Borrower has been fully represented during those negotiations by competent legal counsel of Borrower's choosing, including counsel licensed to practice in the state of California. Borrower understands that Lender is entering into this Agreement in reliance upon, and in consideration of, among other things, the following waiver by Borrower of various provisions of California law. Accordingly, Borrower hereby waives, to the fullest extent permitted by law, the protections of (i) Section 726 of the California Code of Civil Procedure (providing that a creditor has only one form of action to enforce a debt secured by real property) and (ii) Sections 580a and 580d of the California Code of Civil Procedure (providing for the limitation of deficiency judgments), but only for the purpose of allowing Lender to foreclose on any collateral expressly pledged to Lender under the Loan Documents (and, without limitation to the foregoing, no deficiency judgment following a foreclosure sale may be enforced personally against Borrower or its partners, but rather may be enforced solely against such other collateral as may be expressed pledged to Lender under the Loan Documents).

            Borrower represents and warrants to Lender that Borrower has discussed the meaning and effect of the foregoing waivers with Borrower's legal counsel and that Borrower understands fully the legal consequence of Borrower's providing such waivers to Lender. Borrower covenants to Lender not to assert any rights under any of the foregoing statutes in opposition to any action taken by Lender to enforce Lender's rights under this Agreement or any other Loan Document.

             [THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK.]

            IN WITNESS WHEREOF, Borrower, Lender and Escrow Agent have duly executed this Agreement the day and year first above written.

                                    C-C CALIFORNIA PLAZA PARTNERSHIP, a
California general partnership

                                    By:   Carlyle Real Estate Limited
Partnership-XV, an Illinois limited partnership, General Partner

                                          By:   JMB Realty Corporation,
                                                a Delaware corporation,
                                                General Partner


                                                By:  ________________________
                                                     Name:
                                                     Title:

                                    By:   Cygna Limited One, a California
                                           limited partnership, General Partner

                                  By:   Cygna Development Corporation,
                                      a California corporation, General Partner


                                                By:  ________________________
                                                     Name:
                                                     Title:



                                  THE TRAVELERS LIFE AND ANNUITY COMPANY, a
                                    Connecticut corporation


                                  By:   ___________________________________
                                        Name:
                                        Title:




                                  CHICAGO TITLE AND TRUST COMPANY,
                                      as Escrow Agent


                                 By:  ____________________________________
                                      Name:
                                      Title:

                                   Exhibit A

                                 (DEFINITIONS)


Deed of Trust:                      Deed of Trust and Security Agreement with
Assignment of Rents and Leases and Fixture Filing dated as of December 18, 1986 in the principal amount of $58,000,000 given by Borrower to First American Title Insurance Company and Lender and recorded as Document No. 86-229768 in Book 13327, Page 243, Contra Costa County Records, California.

Note:                               Note Secured by Deed of Trust dated
December 18, 1986 in the principal amount of $58,000,000 given by Borrower to Lender.

Property:                           The real property and all improvements
located thereon encumbered by the Deed of Trust.

Debt:                               All principal, interest, contingent
interest and other sums of any nature whatsoever which may or shall become due and owing under the Note or Deed of Trust, as each may have been modified by the Modification Agreement, or the other documents evidencing or securing the Loan.

Loan Documents:                     The term "Loan Documents" shall mean all
documents and instruments executed and delivered by Borrower, Carlyle Real Estate Limited Partnership-XV or Cygna Limited One in connection with the Loan, as modified and amended from time to time.

Exhibit B

                             (Transfer Documents)


Transfer Documents:


1.    Deed executed by Borrower

2.    Bill of Sale executed by Borrower

3.    Omnibus Assignment executed by Borrower

4.    FIRPTA Certificate executed by Borrower

                                   Exhibit C

                           (Letterhead of Travelers)

                           Transfer Direction Notice



                                                           __________ __, 199_


Chicago Title and Trust Company
111 West Washington Avenue
Chicago, Illinois 60602
Attn:  Ms. Nancy Castro

Dear Sirs:

            Reference is made to that certain Escrow Agreement dated as of __________ __, 1993 entered into among C-C California Plaza Partnership, The Travelers Life and Annuity Company ("Lender") and First American Title Insurance Company (the "Escrow Agreement").

            Lender hereby directs you to release from the Escrow and deliver to Lender the Transfer Documents.

            All terms not otherwise specifically defined in this Transfer Direction Notice shall have the meaning given to such terms in the Escrow Agreement.

            The undersigned hereby certifies to you that (i) he/she is a representative of Lender, (ii) he/she has the full power and authority to sign and deliver this Transfer Direction Notice, (iii) a default occurred under the Deed of Trust, the Modification Agreement or one of the other Loan Documents and continued beyond the expiration of applicable notice and cure periods, if any and (iv) Lender has the right to receive the Transfer Documents under the terms of the Escrow Agreement and the Modification Agreement.



                                    THE TRAVELERS LIFE AND ANNUITY COMPANY



                                    By:   __________________________________
                                          Name:
                                          Title:

                      AGREEMENT OF MODIFICATION OF NOTE,
                    DEED OF TRUST AND OTHER LOAN DOCUMENTS



      THIS AGREEMENT made as of the 22nd day of December, 1993, between C-C CALIFORNIA PLAZA PARTNERSHIP, a California general partnership having an office at 2121 North California Boulevard, Suite 230, Walnut Creek, California 94596 (hereinafter referred to as "BORROWER"); and THE TRAVELERS LIFE AND ANNUITY COMPANY, a Connecticut corporation having an office at 2215 York Road, Suite 504, Oak Brook, Illinois 60521 (hereinafter referred to as "LENDER");

                             W I T N E S S E T H :

            WHEREAS, Lender has previously made a loan of up to $58,000,000 (hereinafter referred to as the "LOAN") to Borrower, which Loan is (i) evidenced by the NOTE (as defined in Exhibit A attached hereto) and (ii) secured by, inter alia, the DEED OF TRUST (as defined in Exhibit A attached hereto) covering the fee interest of Borrower in the PROPERTY (as defined in Exhibit A attached hereto);

            WHEREAS, Borrower committed the Prior Defaults (as defined in Exhibit A attached hereto), and as a result thereof, Lender declared Borrower in default under the Loan;

            WHEREAS, Borrower has proposed that such Prior Defaults be addressed through a modification of the Loan pursuant to which payment of a portion of the interest due would be deferred and the maturity date extended;

            WHEREAS, Lender is willing to enter into such modification of the Loan so as to defer a portion of the interest due and to extend the maturity date only if, among other things, Borrower agrees to modify and amend the terms of the Loan Documents (as defined in Exhibit A attached hereto) executed and delivered prior to the date hereof on the terms and conditions set forth herein;

            NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower hereby represents and warrants to and covenants and agrees with Lender as follows:

            1. Modification and Amendment of the Note. As of the date hereof, the Note, without further act or instrument, shall be deemed modified and amended in the following respects:

            (i) The address of Lender, as it appears in the first paragraph of the Note, is hereby deleted and the following address inserted in its place: "2215 York Road, Suite 504, Oak Brook, Illinois 60521."

           (ii) From and after February 1, 1993 interest shall accrue on the outstanding principal balance of the Note at a per annum rate equal to 10.375% (hereinafter referred to as the "CONTRACT RATE"), which interest will be payable on March 1, 1993 and on the first day of each calendar month thereafter through and including January 1, 2000. All accrued and unpaid interest (including, without limitation, any Deferred Interest, as hereinafter defined), principal and any other amounts evidenced by the Note shall be due and payable on January 1, 2000 (subject to Lender's right to accelerate the indebtedness evidenced by the Note, as expressly set forth therein). Notwithstanding anything to the contrary contained in this subparagraph (ii), for the period commencing on February 1, 1993 and ending on the date that all Deferred Interest has been repaid in full in accordance with the provisions of subparagraph 3(d)(v) of the Cash Management Agreement (such period herein referred to as the "DEFERRAL PERIOD"), interest will accrue at the Contract Rate on the outstanding principal balance of the Note, and interest will be payable under the Note at a per annum rate of 8% (hereinafter referred to as the "DEFERRAL PERIOD PAYMENT RATE"). The difference between (i) the amount of interest accruing at the Contract Rate on the outstanding principal balance of the Note during each one month period of time during the Deferral Period and (ii) the amount of interest payable at the Deferral Period Payment Rate on the outstanding principal balance of the Note during each one month period of time during the Deferral Period (herein referred to as "DEFERRED INTEREST") shall accrue and be payable on January 1, 2000 (as such date of payment may be accelerated as described above) subject to the prior application of any amounts under subparagraph 3(d)(v) of the Cash Management Agreement, it being understood and agreed that no interest shall accrue on the Deferred Interest (other than interest at the Default Rate, as defined in the Note, following an acceleration of the indebtedness following a default). The outstanding principal balance of the Note as of February 1, 1993 is $57,675,704.31.

          (iii) The term "Deed of Trust" as used in the Note shall be deemed to refer to the Deed of Trust, as modified and amended by this Agreement.

           (iv) The term "Loan Documents" as used in the Note shall be deemed to refer to the Loan Documents, as modified and amended by this Agreement.

            (v) The following subparagraph 3(a)(i) is hereby added to the Note between subparagraphs 3(a) and 3(b) of the Note:

                  "(a)(i) if the Termination Date shall occur under that
               certain Cash Management Agreement dated as of December 22, 1993 entered into among Maker, Holder and Cygna Development Services (the "Cash Management Agreement")."

           (vi) The third and fourth paragraphs (not counting the preamble paragraphs) of paragraph 4 of the Note are hereby deleted and shall be deemed of no further force and effect.

          (vii) Nothing contained in paragraph 5 of the Note shall be deemed to prejudice the rights of Lender to enforce the personal recourse obligations created under paragraph 22 of the Cash Management Agreement.

         (viii) Paragraph 6 of the Note is hereby deleted and shall be deemed of no further force and effect.

           (ix) Paragraph 12 of the Note is deleted in its entirety and the following is inserted in its place:
                  "12.  Notices.   Any notice, demand or other communication
               which any party hereto may desire or may be required to give to any other party hereto shall be in writing, and shall be deemed given (a) if and when personally delivered, (b) upon receipt if sent by a nationally recognized overnight courier addressed to a party at its address set forth below, or (c) on the third (3rd) business day after being deposited in United States registered or certified mail, postage prepaid, addressed to a party at its address set forth below, or to such other address as the party to receive such notice may have designated to all other parties by notice in writing in accordance herewith:

            If to Holder:
                  The Travelers Life and Annuity Company
                  2215 York Road
                  Suite 504
                  Oak Brook, Illinois 60521
                  Attention:  Managing Director
                                General Counsel

            With copies to:

                  The Travelers Insurance Company
                  One Tower Square
                  Hartford, Connecticut 06183
                  Attention:  Travelers Realty Investment
                              Company

                  and

                  Battle Fowler
                  280 Park Avenue
                  New York, New York 10017
                  Attention:  Lawrence Mittman, Esq.
                              Dean A. Stiffle, Esq.

            If to Maker:

                  C-C California Plaza Partnership
                  c/o Carlyle Real Estate Limited
                    Partnership-XV
                  c/o JMB Realty Corporation
                  900 North Michigan Avenue
                  Chicago, Illinois 60611-1575
                  Attention:  Robert J. Chapman

            With copies to:

                  Pircher, Nichols & Meeks
                  1999 Avenue of the Stars
                  Los Angeles, California  90067-6077
                  Attention:  Real Estate Notices (P.G.N.)

                  Cygna Limited One
                  c/o Cygna Development Corporation
                  2121 North California Boulevard - Suite 230
                  Walnut Creek, California  94596
                  Attention:  Ben Kacyra

                  and

                  Greene, Radovsky, Maloney & Share
                  Spear Street Tower
                  Suite 4200
                  1 Market Plaza
                  San Francisco, California 94105
                  Attention: Russell Pollock, Esq.

            Each party entitled to receive notice under this Note may designate a change of address by notice given to the other parties at least ten (10) days prior to the date such change of address is to become effective."

            2. Modification and Amendment of the Deed of Trust. As of the date hereof, the Deed of Trust, without further act or instrument, shall be deemed modified and amended in the following respects:

             (i) The address of Lender, as it appears in the first paragraph of page one of the Deed of Trust, is hereby deleted and the following address inserted in its place: "2215 York Road, Suite 504, Oak Brook, Illinois 60521."

            (ii) The term "Note" as used in the Deed of Trust shall be deemed to refer to the Note, as modified and amended by this Agreement.

           (iii) The following subparagraph 12(a)(i) is hereby added to paragraph 12 of the Deed of Trust between subparagraphs 12(a) and 12(b):
                  "(a)(i)  if the Termination Date shall occur under that
                certain Cash Management Agreement dated as of December 22, 1993 entered into among Trustor, Beneficiary and Cygna Development Services (the "Cash Management Agreement")."

            (iv) Paragraph 31 of the Deed of Trust is deleted in its entirety and the following is inserted in its place:
                "31.  Addresses for Notices.   Any notice, demand or other
                communication which any party hereto may desire or may be required to give to any other party hereto shall be in writing, and shall be deemed given (a) if and when personally delivered, (b) upon receipt if sent by a nationally recognized overnight courier addressed to a party at its address set forth below, or (c) on the third (3rd) business day after being deposited in United States registered or certified mail, postage prepaid, addressed to a party at its address set forth below, or to such other address as the party to receive such notice may have designated to all other parties by notice in writing in accordance herewith:
                  If to Beneficiary:
                        The Travelers Life and Annuity Company
                        2215 York Road
                        Suite 504
                        Oak Brook, Illinois 60521

                        Attention:  Managing Director
                                      General Counsel

                  With copies to:

                        The Travelers Insurance Company
                        One Tower Square
                        Hartford, Connecticut 06183

                        Attention:  Travelers Realty Investment Company

                        and

                        Battle Fowler
                        280 Park Avenue
                        New York, New York 10017

                        Attention:  Lawrence Mittman, Esq.
                                    Dean A. Stiffle, Esq.

                  If to Trustor:

                        C-C California Plaza Partnership
                        c/o Carlyle Real Estate Limited
                          Partnership-XV
                        c/o JMB Realty Corporation
                        900 North Michigan Avenue
                        Chicago, Illinois 60611-1575
                        Attention:  Robert J. Chapman

                  With copies to:

                        Pircher, Nichols & Meeks
                        1999 Avenue of the Stars
                        Los Angeles, California  90067-6077
                        Attention:  Real Estate Notices (P.G.N.)

                        Cygna Limited One
                        c/o Cygna Development Corporation
                        2121 North California Boulevard - Suite 230
                        Walnut Creek, California  94596
                        Attention:  Ben Kacyra

                        and

                        Greene, Radovsky, Maloney & Share
                        Spear Street Tower
                        Suite 4200
                        1 Market Plaza
                        San Francisco, California 94105
                        Attention:  Russell Pollock, Esq.



            Each party entitled to receive notice under this Deed of Trust may designate a change of address by notice given to the other parties at least ten (10) days prior to the date such change of address is to become effective."

            (v) The third and fourth paragraphs of paragraph 34 of the Deed of Trust are hereby deleted and shall be deemed of no further force and effect.

            (vi) Paragraph 35 of the Deed of Trust is hereby deleted and shall be deemed of no further force and effect.

           (vii) Nothing contained in paragraph 37 of the Deed of Trust shall be deemed to prejudice the rights of Lender to enforce the personal recourse obligations created under paragraph 22 of the Cash Management Agreement.

            3. Deed In Escrow. (a) Borrower acknowledges and agrees that in order to avoid the time and expense of pursuing a foreclosure of the Deed of Trust, in consideration of Lender's agreement to enter into this Agreement and to modify the Loan, Borrower has delivered the TRANSFER DOCUMENTS (as defined in Exhibit A attached hereto) to the ESCROW AGENT (as defined in Exhibit A attached hereto). Upon the occurrence of a default under and as defined in the Note or the Deed of Trust (both as modified and amended by this Agreement), this Agreement or any other document or instrument executed or delivered in connection with the Loan or its modification (such other documents are hereinafter collectively referred to as, the "OTHER LOAN DOCUMENTS") which continues beyond the expiration of applicable notice and cure periods, if any, or upon failure to pay all principal, interest and other sums due under the Note (as modified and amended by this Agreement) upon maturity, Lender or Lender's nominee, designee or assignee shall have the absolute and unconditional right, at its option, without further notice required to be given to Borrower or any other persons, parties or entities, to remove the Transfer Documents from escrow and record the deed which constitutes one of the Transfer Documents (hereinafter referred to as the "DEED"). Borrower shall, within three (3) business days of request by Lender or Lender's nominee, designee or assignee, sign and deliver to Lender upon demand an updated affidavit required for purposes of Section 1445 of the Internal Revenue Code, and, to the extent required by Lender's counsel to consummate the transactions described in this sentence, such other documents necessary or required to effect a full and complete transfer of Borrower's title to the Property and all income and revenue therefrom and all licenses, rights and privileges associated therewith pursuant to the provisions of this paragraph, and to enable Lender or Lender's nominee, designee or assignee to obtain an owner's policy of title insurance (or "open" commitment for an owner's policy of title insurance) containing an anti-merger endorsement, if available, and any such other endorsements as may be reasonably requested by Lender or Lender's nominee, designee or assignee (provided that such policy, commitment or endorsements are available in the marketplace). In no event shall any such additional or updated documents impose any personal liability upon Borrower or its direct and indirect or future constituent partners. In the event the Transfer Documents are removed from escrow in accordance with the provisions of this Agreement and the Escrow Agreement, at Lender's election, title to the Property shall remain subject to the lien of the Deed of Trust (as modified and amended by this Agreement) to the full extent of the indebtedness secured thereby, and recording of the Deed or any of the other Transfer Documents shall not result in a merger of the Lender's interest as beneficiary under the Deed of Trust (as modified and amended by this Agreement) with that of it as fee title holder.

            (b) A transfer pursuant to the terms of the preceding subparagraph (a) is referred to herein as a "DEED IN LIEU TRANSFER". At the option of Lender, any such Deed in Lieu Transfer may be made to Lender or its nominee, designee or assignee. Borrower further acknowledges and agrees:
(i) that at the time the Transfer Documents and all additional documents and actions contemplated by this paragraph (the "ADDITIONAL REQUIREMENTS") are properly delivered to Lender out of escrow pursuant to the terms of this paragraph 3, they are intended to effect a present and absolute conveyance and unconditional transfer of Borrower's interest in the Property, and all Borrower's right, title, interest, income, revenues, receipts, rents, royalties and profits in connection therewith, and are not given as security; and (ii) Lender has advised Borrower and Borrower confirms that, upon proper delivery of and compliance with the Transfer Documents and the Additional Requirements in accordance with this paragraph 3, Lender does not intend to purchase or continue the business of Borrower at the Property, to be a successor to any such business or to have any liability for the debts, acts or omissions of Borrower, its employees or agents, and Lender intends only to be liable for its own debts, acts or omissions which take place from and after the date of recording of the Deed or any of the other Transfer Documents; and
(iii) Borrower will deliver Borrower's right to possession and enjoyment of the Property concurrently with the recording of the Deed and Lender shall thereafter have the immediate right to operate, use, sell and/or transfer the Property or any part thereof for its own account, at its sole and absolute discretion.

            (c) Nothing contained in this paragraph 3 shall preclude Lender from pursuing foreclosure of the Deed of Trust (as modified and amended by this Agreement) or any other rights and remedies under any of the Loan Documents (as modified and amended by this Agreement), instead of or in addition to removing the Transfer Documents from escrow and recording the Deed, and in such event, Borrower agrees to sign and deliver to Lender (at Lender's cost and expense), in a form and content reasonably acceptable to Lender, a stipulation of the facts necessary to obtain a judgment of foreclosure uncontested by Borrower and a quitclaim deed of Borrower's redemption rights and Borrower agrees not to impede, hinder or delay any foreclosure by power of sale; provided, however, that such stipulation does not impose any personal liability upon Borrower or its direct and indirect present or future constituent partners. If and when Lender completes a foreclosure (through recording of a deed) of the Deed of Trust (as modified and amended by this Agreement) or when all principal, interest and other sums due under the Note and the other Loan Documents (all as modified and amended by this Agreement) are paid in full or otherwise satisfied, Lender shall cause the Transfer Documents to be cancelled and returned to Borrower for destruction, and they shall be of no force and effect. The provisions of this paragraph 3 shall be enforceable by an action for specific performance.

            4. Cash Management Agreement. Simultaneously with the execution of this Agreement, and in consideration of Lender entering into this Agreement, Borrower, Cygna Development Services and Lender are executing and delivering a Cash Management Agreement dated as of the date hereof (the "CASH MANAGEMENT AGREEMENT") governing the collection and application of rents, revenues, income, profits and proceeds of the Property. In the event of any conflict or ambiguity between the terms, covenants and conditions of the Note, the Deed of Trust or any of the Other Loan Documents, all as modified and amended by this Agreement, and the terms, covenants and conditions of the Cash Management Agreement, the terms, covenants and conditions which shall enlarge the rights and remedies of Lender and the interest of Lender in the Property and the rents, revenues, income, profits and proceeds of the Property, afford Lender greater financial security in the Property and the rents, revenues, income, profits and proceeds of the Property and better assure payment of the Loan in full, shall govern and control.

            5. Representations and Warranties. Borrower represents and warrants to Lender as follows:

                  (a) Borrower has all requisite partnership power and authority to execute and deliver this Agreement and the documents contemplated hereby and to carry out its obligations hereunder and the transactions contemplated hereby. This Agreement has been, and the documents contemplated hereby or otherwise executed and delivered in connection herewith, have been duly executed and delivered by Borrower and constitute the legal, valid and binding obligations enforceable against Borrower in accordance with their respective terms subject to the application of bankruptcy, insolvency, moratorium and similar laws affecting rights of creditors and principles of equity, and are not in violation of or in conflict with, nor do they constitute a default under, any term or provision of the organizational documents of Borrower or any of its general partners, or any of the terms of any agreement or instrument to which Borrower or any of its general partners is or may be bound, or any agreement or instrument affecting the Property, or to the best of Borrower's knowledge, any provision of any applicable law, ordinance, rule or regulation of any governmental authority or of any provision of any applicable order, judgment or decree of any court, arbitrator or governmental authority.

                  (b) Except as set forth in Exhibit B attached hereto and made a part hereof, Borrower has no knowledge, nor has Borrower received any written notice of any action, proceeding or litigation, or proceeding by any organization, person, individual or governmental agency (including, without limitation, any employee or former employee, tenant, lessee, contractor, subcontractor, mechanic, materialmen or laborer, architect, engineer, managing agent, leasing agent, real estate broker or similar party) against or specifically relating to the Property or any portion of the Property.

                  (c) To the best of Borrower's knowledge, there is no pending or threatened condemnation of the Property or of any building or other improvement located on any portion of the Property.

                  (d) Lender may be required, under Section 6050J of the Internal Revenue Code, to submit to the Internal Revenue Service Borrower's taxpayer identification number in connection with the transactions contemplated hereby. Borrower hereby warrants and represents that its taxpayer identification number is 36-3450380.

                  (e) To Borrower's actual knowledge, (i) no Hazardous Materials (as hereinafter defined) are currently present at the Property (or have been present at the Property at anytime in the past) other than those used, stored and contained in quantities, and in such manner, that do not violate any law or regulation relating thereto (including, without limitation, heating oil, cleaning fluids and supplies, refrigerants and paint), and (ii) the Property is in compliance with all applicable local, state or federal environmental laws, rules, ordinances and regulations ("ENVIRONMENTAL REGULATIONS"). As used in this Agreement, "HAZARDOUS MATERIALS" means any dangerous, toxic or hazardous pollutants, contaminants, chemicals, wastes, materials or substances, as defined in or governed by the provisions of any Environmental Regulations, including, without limitation, urea-formaldehyde, polychlorinated biphenyls, asbestos, asbestos-containing materials, nuclear fuel or waste and petroleum products, or any other waste, material, substance, pollutant or contaminant which would subject the owner of the Property to any damages, penalties or liabilities under any applicable Environmental Regulation. Lender acknowledges that Borrower has informed Lender that Borrower has not ordered or received any report as to the presence of Hazardous Materials at the Property or compliance with Environmental Regulations in connection with this Agreement or the modification of the Loan or the Loan Documents.

                  (f) Borrower (i) has sufficient knowledge and experience in financial and business matters so as to enable it to evaluate the merits and risks of transactions like the transactions contemplated hereby, and
      (ii) by virtue of its sufficient knowledge and experience in financial and business matters in transactions such as the transactions contemplated hereby, Borrower is not in a significantly disparate bargaining position with respect to such transactions.

            6. Release of Lender. (a) Borrower hereby releases and forever discharges Lender, its agents, servants, employees, directors, officers, attorneys, branches, affiliates, subsidiaries, successors and assigns and all persons, firms, corporations and organizations in its behalf of and from all damage, loss, claims, demands, liabilities, obligations, actions and causes of action whatsoever which Borrower may now have or claim to have against Lender, as of the date hereof, whether presently known or unknown, and of every nature and extent whatsoever on account of or in any way touching, concerning, arising out of or founded upon the Loan Documents, as herein or concurrently herewith modified, including but not limited to, all such loss or damage of any kind heretofore sustained, or that may arise as a consequence of the dealings between the parties up to and including the date hereof with respect to the Note, the Deed of Trust, this Agreement, the Other Loan Documents or the Property.
            Borrower expressly waives any rights or benefits available under
Section 1542 of the Civil Code of the State of California which provides as follows:

                  "A general release does not extend to claims which a creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

            (b) By entering into this Agreement, the Cash Management Agreement and by otherwise effecting the modification of the Loan described in this Agreement, Lender is not, and shall not be deemed to be, participating in, directing, or influencing in any manner whatsoever the management of Borrower's business, including, without limitation, the operation of the Property or improvements located thereon. Borrower hereby acknowledges and agrees that Lender is not participating in the management of Borrower's business.

            7. References. All references in the Loan Documents to (i) the Loan shall be deemed to refer to the Loan as amended and modified pursuant to the terms of this Agreement, and (ii) the Loan Documents shall be deemed to refer to the Loan Documents as modified and amended pursuant to the terms of this Agreement. All references in the Other Loan Documents to (i) the Note shall be deemed to refer to the Note, as amended and modified by this Agreement, (ii) the Deed of Trust shall be deemed to refer to the Deed of Trust, as amended and modified pursuant to the provisions of this Agreement, and (iii) the Other Loan Documents shall be deemed to refer to the Other Loan Documents as amended and modified pursuant to the provisions of this Agreement.

            8. Ratification. Borrower hereby acknowledges and agrees that the Loan, as amended pursuant to the terms of this Agreement, shall be secured by, among other things, the Deed of Trust, as modified and amended pursuant to the provisions of this Agreement, and shall be evidenced by the Note, as modified and amended pursuant to the provisions of this Agreement. Borrower hereby assumes and agrees to perform all of the terms, covenants and provisions contained in the Note, the Deed of Trust and the Other Loan Documents, all as modified and amended pursuant to the provisions of this Agreement. Borrower and Lender agree that all of the terms, covenants and conditions of the Note, the Deed of Trust and the Other Loan Documents, except as expressly amended and modified pursuant to the provisions of this Agreement, remain in full force and effect.

            9. No Defenses. Borrower acknowledges and agrees that there are no offsets, defenses or counterclaims of any nature whatsoever with respect to
(i) the Note, the Deed of Trust or any of the Other Loan Documents or (ii) the payment of the indebtedness evidenced by the Note and secured by, among other things, the Deed of Trust (hereinafter referred to as the "DEBT"). Borrower acknowledges that Borrower's obligation to pay the Debt in accordance with the provisions of the Note, the Deed of Trust and the Other Loan Documents is and shall at all times continue to be absolute and unconditional in all respects, and shall at all times be valid and enforceable irrespective of any other agreements or circumstances of any nature whatsoever which might otherwise constitute a defense to (i) the Note, the Deed of Trust or the Other Loan Documents or the respective obligations of Borrower under such documents and instruments (including, without limitation, the obligation to pay the Debt) or
(ii) the obligations of any other person relating to the Note, the Deed of Trust and the Other Loan Documents or the obligations of Borrower under such documents and instruments or otherwise with respect to the Loan, and Borrower absolutely, unconditionally and irrevocably waives any and all right to assert any defense, setoff, counterclaim (other than compulsory counterclaims) or crossclaim of any nature whatsoever with respect to the obligation to pay the Debt in accordance with the provisions of the Note, the Deed of Trust and the Other Loan Documents or the obligations of any other person relating to the Note, the Deed of Trust and the Other Loan Documents or the obligations of Borrower under such documents and instruments or otherwise with respect to the Loan in any action or proceeding brought by Lender to collect the Debt, or any portion thereof, or to enforce, foreclose and realize upon the liens and security interests created by the Deed of Trust or any other document or instrument securing repayment of the Debt, in whole or in part. Notwithstanding the foregoing to the contrary, nothing herein shall limit Borrower's right to bring a separate cause of action against Lender, provided that such action would not (i) seek to preclude Lender from exercising its remedies under the Note, the Deed of Trust or the Other Loan Documents or (ii) if raised, upon motion of Borrower be consolidated with any prior action brought by Lender under the Note, the Deed of Trust or the Other Loan Documents unless a failure to so consolidate said action would result in the inability to prosecute the claim upon which such action is based because such claim would be deemed to be a compulsory counterclaim. All references in this paragraph to the Note, the Deed of Trust, and the Other Loan Documents shall mean the Note, the Deed of Trust and the Other Loan Documents as amended and modified by this Agreement.

            10. Waiver by Borrower. Borrower hereby waives for itself and its partners (i) to the extent permitted by applicable law, all rights to exercise or to attempt to exercise any right of redemption with respect to the Property, or if such waivers are not permitted by applicable law, Borrower hereby agrees to reduce the time period for redemption to the shortest period of time permitted by applicable law and Borrower hereby agrees that it shall not, nor shall any person or entity acting on its behalf or upon its (or any of its partners') instigation, exercise or attempt to exercise any right of redemption with respect to the Property or bid or cause any other person or entity to bid at a foreclosure sale of the Property; and (ii) all rights to contest the validity, binding effect or enforceability of this Agreement or of the provisions hereof and Borrower hereby agrees that it shall not, nor shall any person or entity acting on its behalf or upon its (or any of its partners') instigation, directly or indirectly, contest the validity, binding effect or enforceability of this Agreement or any of the provisions hereof. The foregoing shall not be deemed a waiver by Borrower of any claim or right to take action or bring a compulsory counterclaim against Lender for any default or breach of its obligations under this Agreement or the other Loan Documents (as modified and amended by this Agreement).

            11. Lift Stay Agreement. Borrower hereby agrees that, in consideration of the recitals and mutual covenants contained herein, and for other good and valuable consideration (including the agreement of Lender to modify the Loan pursuant to this Agreement), the receipt and sufficiency of which are hereby acknowledged, in the event (a) Borrower or any of its general partners shall (i) file with any bankruptcy court of competent jurisdiction or be the subject of any petition under Title 11 of the United States Code, as amended, (ii) be the subject of any order for relief issued under such Title 11 of the United States Code, as amended, (iii) file or be the subject of any petition seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency or other relief for debtors, (iv) have sought or consented to or acquiesced in the appointment of any trustee, receiver or liquidator for itself or for any substantial portion of its assets, (v) be the subject of any order, judgment or decree entered by any court of competent jurisdiction approving a petition filed against such party for any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future federal or state act or law relating to bankruptcy, insolvency or relief for debtors, and as a result of any of the matters set forth in (a) above, (b) Lender's ability to complete a sale at foreclosure or other conveyance of the Property or to exercise or enforce any of Lender's other rights or remedies under the Note, the Deed of Trust or the Other Loan Documents (all as modified and amended pursuant to the provisions of this Agreement) at law or in equity is interfered with, impeded or otherwise impaired because of a stay of such sale or conveyance in such proceeding, then in any such event Borrower agrees that any such action described in clause (i) through (v) above shall have been filed to frustrate or delay a foreclosure proceeding, in bad faith, and in abrogation of this Agreement and should be deemed to have been so filed by the Bankruptcy Court, and Lender shall thereupon be automatically entitled to relief from any automatic stay imposed by Section 362 of Title 11 of the United States Code, as amended, or otherwise (provided that Borrower's agreement that any such action shall have been taken in bad faith shall be solely for the purpose of determining whether Lender is entitled to relief from the automatic stay and shall not be used against Borrower for any other purpose), on or against the exercise of the rights and remedies otherwise available to Lender as provided in the Loan Documents (as modified and amended pursuant to the provisions of this Agreement) or as otherwise provided by law and, in the event of the occurrence of any of the events described in clauses
(i) through (v) above, neither Borrower nor any of its general partners will take any action to impede, restrain or restrict Lender's rights and remedies under this Agreement or otherwise, whether under Sections 105 or 362 of Title 11 of the United States Code or otherwise. In addition, Borrower waives the right to extend the one hundred twenty (120) day period under which the debtor has the exclusive right to file a plan of reorganization in any case involving Borrower as debtor under Title 11 of the United States Code.

            12. WAIVER OF TRIAL BY JURY. TO THE EXTENT PERMITTED BY LAW, THE PARTIES HERETO EACH IRREVOCABLY AND UNCONDITIONALLY WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR COUNTERCLAIM ARISING IN CONNECTION WITH, OUT OF OR OTHERWISE RELATING TO THE NOTE, THE DEED OF TRUST OR ANY OF THE OTHER LOAN DOCUMENTS (ALL AS AMENDED AND MODIFIED BY THIS AGREEMENT).

            13. Further Modifications. This Agreement may not be modified, amended or terminated, except by an agreement in writing signed by the parties hereto.

            14. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

            15. Counterparts. This Agreement may be executed in one or more counterparts by some or all of the parties hereto, each of which counterparts shall be an original and all of which together shall constitute a single agreement.

            16. Not a Novation. This Agreement constitutes a modification of the Loan Documents, and is not intended to and shall not terminate or extinguish any of the indebtedness or obligations under the Note, the Deed of Trust or any of the Other Loan Documents in such a manner as would constitute a novation of the original indebtedness or obligations under the Note, the Deed of Trust, or any of the Other Loan Documents, nor shall this Agreement affect or impair the priority of any liens created thereby, it being the intention of the parties hereto to carry forward all liens and security interests securing payment of the Note, which liens and interests are acknowledged by Borrower to be valid and subsisting against the Property, and any other collateral for the Loan.

            17. Severability. If any term, covenant or provision of this Agreement shall be held to be invalid, illegal or unenforceable in any respect, this Agreement shall, at Lender's option, be construed without such term, covenant or provision.

            18. Construction. This Agreement has been negotiated at arms' length between persons knowledgeable in the matters dealt with herein. Each party has been represented by experienced and knowledgeable counsel. Accordingly, any rule of law or any other statutes, legal decisions or common law principles of similar effect that would require interpretation of any ambiguities in this Agreement against the party that has drafted it are of no application and are hereby expressly waived.

            19. Further Assurances. Borrower shall execute and deliver or cause to be executed and delivered such assignments, agreements, partnership authorization and other documentation as Lender shall reasonably require to create, evidence and assure the modifications and agreements herein contained and the rights conferred upon the parties hereby.

            \EL  Waiver of Prior Defaults.   In consideration of this
Agreement and the modification of the Loan, Lender hereby waives its rights with respect to enforcement against Borrower of the Prior Defaults and all other defaults, known or unknown, which occurred prior to the date hereof but which are not continuing or in existence today. This waiver shall not be a waiver of any default under the Loan Documents prior to the date hereof which continues or is in existence as of the date hereof nor a waiver of any default, monetary or non-monetary, subsequent to the date hereof, to which Lender expressly reserves all rights to which it is entitled under law and under the Loan Documents, as amended and restated by this Agreement. Lender hereby waives as a default Borrower's failure to make the debt service payments under the Note that were due and payable on the first day of March, 1993 and the first day of each month thereafter through December 1, 1993 which payments are being replaced by the interest payments due under the Note as amended and modified by this Agreement.

            21. Exculpation. Without in any manner releasing, impairing or otherwise affecting the Note, the Deed of Trust or any other instrument securing the Note or the validity thereof or hereof or the lien of the Deed of Trust, there is no personal liability of Borrower or any partner in Borrower hereunder or under any of the Loan Documents, and no monetary or deficiency judgment shall be sought or enforced against Borrower; provided, however, that a judgment may be sought against Borrower to the extent necessary to enforce the right of Lender in, to or against the Property securing the indebtedness evidenced by the Note and covered by the Deed of Trust and the other Loan Documents. Notwithstanding any of the foregoing, nothing contained in this paragraph shall be deemed to prejudice the rights of Lender: (i) to recover any fraudulently misapplied Restoration Funds, Insurance Proceeds or Condemnation Proceeds (all as defined in the Deed of Trust) as well as any expenditures, damages or costs (including without limitation reasonable attorneys' fees) incurred by Lender as a result of such fraudulent misapplication, (ii) to recover any expenditures, damages or costs (including without limitation reasonable attorneys' fees) incurred by Lender as a result of Borrower's fraud, material and intentional misrepresentation or intentional destruction of the Property or (iii) to enforce the personal recourse obligations set forth in paragraph 22 of the Cash Management Agreement. All references in this paragraph to the Note, Deed of Trust and Loan Documents shall be deemed to mean the Note, Deed of Trust and Loan Documents as modified and amended by this Agreement. Notwithstanding anything in this paragraph 21 to the contrary, neither general partner of Borrower shall have any personal liability hereunder or under any of the Loan Documents with respect to a material and intentional misrepresentation by Borrower concerning the matters set forth in paragraph 5(e) hereof unless such general partner had actual knowledge of the matters constituting such misrepresentation.

            22. Leasing. Notwithstanding anything to the contrary which may be contained in the Note, the Deed of Trust or any of the Other Loan Documents (as each of the foregoing is amended and modified by this Agreement), Borrower shall not enter into any lease, or permit any party to enter into any lease on its behalf, with respect to the Property or any portion thereof without having received the prior written consent of Lender (which consent may be withheld by Lender in the exercise of its sole and absolute discretion) in the event that such lease does not comply with the leasing parameters set forth in the annual Operating Budget for the Property submitted in accordance with, and more particularly described in, subparagraph 3(j) of the Cash Management Agreement as defined in Exhibit A attached hereto. Lender shall have no obligation to consider a request to approve a lease for space at the Property unless Lender has been provided with a complete copy of the Lease, comprehensive financial information on the prospective tenant and a comprehensive summary of the costs and expenses that will be incurred by Borrower in connection with the lease.

            23. Waiver of California Statutes. Borrower acknowledges that it is in default under the terms and conditions of the Loan Documents as of the execution hereof, that Lender presently has the right to enforce the terms of the Loan Documents, and that this Agreement is being entered into pursuant to the request of Borrower. Borrower further acknowledges that all of the terms and conditions of this Agreement have been carefully negotiated between Borrower and Lender and that Borrower has been fully represented during those negotiations by competent legal counsel of Borrower's choosing, including counsel licensed to practice in the state of California. Borrower understands that Lender is entering into this Agreement in reliance upon, and in consideration of, among other things, the following waiver by Borrower of various provisions of California law. Accordingly, Borrower hereby waives, to the fullest extent permitted by law, the protections of (i) Section 726 of the California Code of Civil Procedure (providing that a creditor has only one form of action to enforce a debt secured by real property) and (ii) Sections 580a and 580d of the California Code of Civil Procedure (providing for the limitation of deficiency judgments), but only for the purpose of allowing Lender to foreclose on any collateral expressly pledged to Lender under the Loan Documents (and, without limitation to the foregoing, no deficiency judgment following a foreclosure sale may be enforced personally against Borrower or its partners, but rather may be enforced solely against such other collateral as may be expressed pledged to Lender under the Loan Documents).

            Borrower represents and warrants to Lender that Borrower has discussed the meaning and effect of the foregoing waivers with Borrower's legal counsel and that Borrower understands fully the legal consequence of Borrower's providing such waivers to Lender. Borrower covenants to Lender not to assert any rights under any of the foregoing statutes in opposition to any action taken by Lender to enforce Lender's rights under this Agreement or any other Loan Document.

            24. Assignment of Loan. Notwithstanding anything in the Loan Documents (as amended and modified by this Agreement) to the contrary, Lender shall have the absolute and unconditional right to assign, sell or otherwise transfer all or any portion of its interest in the Loan, any security given therefor, or its interest under the Loan Documents (as amended and modified by this Agreement).


           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

            IN WITNESS WHEREOF, Borrower and Lender have duly executed this Agreement as of the day and year first above written.

                                C-C CALIFORNIA PLAZA PARTNERSHIP, a
                                California general partnership

                                By:   Carlyle Real Estate Limited
                                      Partnership-XV, an Illinois limited
                                      partnership, General Partner

                                      By:   JMB Realty Corporation,
                                            a Delaware corporation,
                                            General Partner


                                            By:  ____________________________
                                                 Name:
                                                 Title:

                                By: Cygna Limited One, a California limited partnership, General Partner

                                      By:   Cygna Development Corporation, a
                                            California corporation, General
                                            Partner


                                            By:  ____________________________
                                                 Name:
                                                 Title:



                                THE TRAVELERS LIFE AND ANNUITY COMPANY


                                By: _______________________________________
                                     Name:
                                     Title:


                                  The undersigned parties are joining this Agreement to acknowledge and confirm their agreement to paragraphs 11 and 21 of this Agreement.


                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP-
                                      XV, an Illinois limited partnership


                                  By:  JMB Realty Corporation, a Delaware
                                            corporation, General Partner


                                      By:  __________________________________
                                           Name:
                                           Title:



                                  CYGNA LIMITED ONE, a California limited
                                  partnership

                                  By:   Cygna Development Corporation, a
                                        California corporation


                                       By:__________________________________
                                          Name:
                                          Title:

State of _______________)
County of ______________) ss.


On ________________ before me, _____________________ personally appeared
____________________ personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s) or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.



Signature__________________________________


                                    (This area for official seal.)

State of _______________)
County of ______________) ss.


On ________________ before me, _____________________ personally appeared
____________________ personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s) or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.



Signature__________________________________


                                    (This area for official seal.)

State of _______________)
County of ______________) ss.


On ________________ before me, _____________________ personally appeared
____________________ personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s) or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.



Signature__________________________________


                                    (This area for official seal.)

State of _______________)
County of ______________) ss.


On ________________ before me, _____________________ personally appeared
____________________ personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s) or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.



Signature__________________________________


                                    (This area for official seal.)

State of _______________)
County of ______________) ss.


On ________________ before me, _____________________ personally appeared
____________________ personally known to me (or proved to me on the basis of satisfactory evidence) to be the person(s) whose name(s) is/are subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their authorized capacity(ies), and that by his/her/their signature(s) on the instrument the person(s) or the entity upon behalf of which the person(s) acted, executed the instrument.

WITNESS my hand and official seal.



Signature__________________________________


                                    (This area for official seal.)

                                   EXHIBIT A

                             (Certain Definitions)



Cash Management Agreement: The term "Cash Management Agreement" as used in this Agreement shall mean the Cash Management Agreement dated the date hereof by and among Borrower, Lender and Cygna Development Services, as manager of the Property.

Deed of Trust: The term "Deed of Trust" as used in this Agreement shall mean that certain Deed of Trust and Security Agreement with Assignment of Rents and Leases and Fixture Filing dated as of December 18, 1986 in the principal amount of $58,000,000 given by Borrower to First American Title Insurance Company and Lender and recorded on December 18, 1986 as Document No. 86-229768 in Book 13327, Page 243, Contra Costa County Records, California.

Escrow Agent: The term "Escrow Agent" as used in this Agreement shall mean Chicago Title and Trust Company.

Loan Documents: The term "Loan Documents" as used in this Agreement shall mean the Note, the Deed of Trust and any other document or instrument executed and delivered in connection with the Loan.

Note: The term "Note" as used in this Agreement shall mean that certain Note Secured by Deed of Trust dated December 18, 1986 in the principal amount of $58,000,000 given by Borrower to Lender.

Prior Defaults: The term "Prior Defaults" as used in this Agreement shall mean those certain defaults committed by Borrower prior to the date hereof and declared by Lender under the Loan Documents, including, without limitation, Borrower's failure to pay when due (after expiration of applicable grace periods, if any) the full installment in the amount of $525,136.08 representing principal and interest due under the Note on March 1, 1993).

Property: The term "Property" as used in this Agreement shall mean the land and improvements known as California Plaza and located at 2121 North California Boulevard, Walnut Creek, California as more particularly described on Schedule A attached hereto.

Transfer Documents: The term "Transfer Documents" as used in this Agreement shall mean that certain Escrow Agreement dated as of the date hereof by and among Borrower, Lender and Escrow Agent and the Deed, Bill of Sale, Assignment, Section 1445 (FIRPTA) Affidavit and any other document and instrument delivered into escrow pursuant thereto.

                                  SCHEDULE A

                           (Description of Premises)

                                   EXHIBIT B

                          (Description of Litigation)


C-C California Plaza Associates v. Dillingham Construction N.A., Inc., Case No. C91-03449 filed in Superior Court, Contra Costa County, California.



Travelers Loan No. 204366







                       C-C CALIFORNIA PLAZA PARTNERSHIP

                                      and

                    THE TRAVELERS LIFE AND ANNUITY COMPANY


                   _________________________________________

                      AGREEMENT OF MODIFICATION OF NOTE,
                    DEED OF TRUST AND OTHER LOAN DOCUMENTS
                   _________________________________________



                        Dated:  As of December 22, 1993



                        Location:  2121 North California Boulevard
                                   Walnut Creek, California




                        RECORD AND RETURN TO:

                        Battle Fowler
                        280 Park Avenue
                        New York, New York  10017

                        Attention:  Steven Koch, Esq.

                                                                          Exhibit 21

                                List of Subsidiaries

     The Partnership is a partner of the following joint ventures:  JMB/Piper Jaffray Tower Associates, a general partnership, which is a partner in (i) OB Joint Venture II, a general partnership, which is a partner of 222 South
Ninth Street Limited Partnership, a limited partnership, which holds title to the Piper Jaffray Tower office building in Minneapolis, Minnesota, and (ii) OB Joint Venture, a general partnership, which holds title to the land underlying the Piper Jaffray Tower office building; JMB/Piper Jaffray Tower Associates II, a general partnership which also is a partner in OB Joint Venture, a general partnership, which holds title to the land underlying the Piper Jaffray
Tower office building; 900 3rd Avenue Associates, a general partnership, which is a partner of Progress Partners, a general partnership, which holds title to 900 Third Avenue Building located in New York, New York; Maguire
Thomas Partners - South Tower, a limited partnership, which holds title to Wells Fargo Center - IBM Tower located in Los Angeles, California; Villa Solana Associates, a general partnership, which holds title to Villa Solana
Apartments located in Laguna Hills, California; East Ridge Development Company, a limited partnership, which holds title to Eastridge Mall located in Casper, Wyoming; Daytona Park Associates, a limited partnership which holds title to Park at Countryside Apartments located in Port Orange, Florida; JMB/160 Spear Street Associates, a general partnership, which holds title to 160 Spear Street building located in San Francisco, California; Carlyle-XV
Associates, L.P., a limited partnership which is a partner in JMB/125 Broad Building Associates, L.P., a limited partnership, which is a partner in 125 Broad Street Company, a limited partnership, which holds title to 125 Broad
Street Building, located in New York, New York; 260 Franklin Street Associates, a general partnership, which holds title to the 260 Franklin Street Building located in Boston, Massachusetts; C-C California Plaza Partnership, a general partnership, which holds title to the California Plaza office building in Walnut Creek, California; Villages Northeast
Associates, a general partnership, which is a partner in VNE Partners, Ltd., a limited partnership, which holds title to three apartment complexes located in DeKalb County (Atlanta) Georgia; and JMB/NewPark Associates, a general partnership, which is a partner in NewPark Associates, a general partnership, which holds title to the NewPark Mall in Newark, California.  Reference is made to Note 3 for a description of the terms of such venture partnerships.




                                            POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and directors of JMB Realty Corporation, the managing general partner of JMB Income Properties, Ltd. - XV, do hereby nominate, constitute and appoint
GARY NICKELE, GAILEN J. HULL, DENNIS M. QUINN or any of them, attorneys and agents of the undersigned with full power of authority to sign in the name and on behalf of the undersigned officer or directors a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, hereby ratifying and confirming all that said attorneys and agents and any of them may do by virtue hereof.

        IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney the 23rd day of March, 1994.

JUDD D. MALKIN
- - -------------------                          Chairman and Director
Judd D. Malkin


NEIL G. BLUHM
- - -------------------                          President and Director
Neil G. Bluhm


H. RIGEL BARBER
- - -------------------                          Chief Executive Officer
H. Rigel Barber


JEFFREY R. ROSENTHAL
- - -----------------------                      Chief Financial Officer
Jeffrey R. Rosenthal

        The undersigned hereby acknowledge and accept such power of authority to sign, in the name and on behalf of the above named officer and directors, a Report on Form 10-K of said partnership for the fiscal year ended
December 31, 1993, and any and all amendments thereto, the 23rd day of March, 1994.

                                                     GARY NICKELE
                                                     ------------
                                                     Gary Nickele

                                                     GAILEN J. HULL
                                                     ---------------
                                                     Gailen J. Hull

                                                     DENNIS M. QUINN
                                                     ---------------
                                                     Dennis M. Quinn



                                        POWER OF ATTORNEY
                                        -----------------

       KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer and directors of JMB Realty Corporation, the managing general partner of JMB Income Properties, Ltd. - XV, do hereby nominate, constitute and appoint
GARY NICKELE, GAILEN J. HULL, DENNIS M. QUINN or any of them, attorneys and agents of the undersigned with full power of authority to sign in the name and on behalf of the undersigned officer or directors a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, hereby ratifying and confirming all that said attorneys and agents and any of them may do by virtue hereof.

       IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney the 26th day of January, 1994.



STUART C. NATHAN
_________________________               Executive Vice President and Director of
Stuart C. Nathan                        General Partner

A. LEE SACKS
_________________________               Director of General Partner
A. Lee Sacks



       The undersigned hereby acknowledge and accept such power of authority to sign, in the name on behalf of the above named officer and directors, a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, the 26th day of January, 1994.



                                              GARY NICKELE
                                              ______________________
                                              Gary Nickele

                                              GAILEN J. HULL
                                              ______________________
                                              Gailen J. Hull

                                              DENNIS M. QUINN
                                              ___________________________
                                              Dennis M. Quinn