Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1994-05-16
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994             Commission file #0-16111




                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
               (Exact name of registrant as specified in its charter)





                Illinois                                    36-3314827
(State of organization)                      (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                           60611
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

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .




PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1994              1993
                                                                                                      ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  2,115,235        5,020,087
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17,469,466       10,167,294
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,090,620        1,092,658
  Current portion of notes receivable (net of allowance for doubtful accounts of $1,466,051 in 1994
    and 1993) (note 7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,767           34,073
  Escrow deposits and restricted securities (notes 1 and 4(a)) . . . . . . . . . . . . . . . . . . . .   6,339,430        6,151,429
                                                                                                      ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27,043,518       22,465,541
                                                                                                      ------------     ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32,782,066       37,109,099
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 359,940,870      376,030,478
                                                                                                      ------------     ------------
                                                                                                       392,722,936      413,139,577
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(106,022,525)    (107,997,321)
                                                                                                      ------------     ------------
        Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . . . 286,700,411      305,142,256
                                                                                                      ------------     ------------
Investment in unconsolidated ventures, at equity (notes 3 and 11). . . . . . . . . . . . . . . . . . .  27,592,520       28,554,815
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4,044,803        4,305,261
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,402,819        6,719,239
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,223,172        4,699,065
                                                                                                      ------------     ------------
                                                                                                      $357,007,243      371,886,177
                                                                                                      ============     ============
                                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------
                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1994              1993
                                                                                                      ------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 89,685,484      103,244,992
  Current portion of notes payable (note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      70,701           70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,233,510        2,256,478
  Amounts due to affiliates (note 10). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,517,734        6,410,710
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,345,262        6,130,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,496,158          728,334
                                                                                                      ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 107,348,849      118,841,597
Notes payable (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     361,135          361,135
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     713,057          863,192
Investment in unconsolidated ventures, at equity (notes 3 and 11). . . . . . . . . . . . . . . . . . .  34,899,619       28,318,569
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     360,000          360,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . 237,467,851      237,811,558
                                                                                                      ------------     ------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 381,150,511      386,556,051
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .   9,315,506        9,901,367
Partners' capital accounts (deficits) (note 1):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (16,153,864)     (15,779,416)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (600,866)        (600,866)
                                                                                                      ------------     ------------
                                                                                                       (16,734,730)     (16,360,282)
                                                                                                      ------------     ------------
   Limited partners:
   Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .  384,978,681      384,978,681
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (377,504,275)    (368,991,190)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (24,198,450)     (24,198,450)
                                                                                                      ------------     ------------
                                                                                                       (16,724,044)      (8,210,959)
                                                                                                      ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . . . (33,458,774)     (24,571,241)
                                                                                                      ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7, 8 and 9)
                                                                                                      $357,007,243      371,886,177
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                         1994             1993
                                                                                                      -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$13,150,219       13,102,952
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    152,156          158,780
                                                                                                      -----------       ----------
                                                                                                       13,302,375       13,261,732
                                                                                                      -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8,675,734        8,652,691
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,999,419        3,086,451
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,952,353        5,486,147
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    256,193          269,461
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    284,501          301,126
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    170,987          152,385
                                                                                                      -----------      -----------
                                                                                                       18,339,187       17,948,261
                                                                                                      -----------      -----------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,036,812        4,686,529

Partnership's share of loss from operations of unconsolidated ventures . . . . . . . . . . . . . . . .  5,073,502        5,355,990
Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (591,215)        (845,042)
                                                                                                      -----------      -----------
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9,519,099        9,197,477

Gain on sale of interests in unconsolidated ventures (note 9(c)) . . . . . . . . . . . . . . . . . . .      --            (229,140)
Gain on sale of investment property, net of venture partner's share of gain of $48,077 (note 9(a)) . .   (631,566)           --
                                                                                                      -----------      -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 8,887,533        8,968,337
                                                                                                      ===========      ===========
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                                         1994             1993
                                                                                                      -----------       ----------

          Net loss per limited partnership interest (note 1):
              Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     20.60            19.90
              Net gain on sale of investment property (note 9(a)). . . . . . . . . . . . . . . . . . .      (1.41)           --
              Net gain on sale of interest in unconsolidated ventures
               (note 9(c)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --                (.51)
                                                                                                      -----------      -----------

                                                                                                      $     19.19            19.39
                                                                                                      ===========      ===========

            Cash distributions per limited partnership interest. . . . . . . . . . . . . . . . . . . .$     --               --
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)


                                                                                                         1994              1993
                                                                                                      ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ (8,887,533)      (8,968,337)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,999,419        3,086,451
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     284,501          301,126
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (191,872)         514,126
    Partnership's share of loss from operations of unconsolidated ventures . . . . . . . . . . . . . .   5,073,502        5,355,990
    Venture partners' share of ventures' operations and gain on sale of investment property. . . . . .    (543,138)        (845,042)
    Total gain on sale of investment property. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (679,643)           --
    Gain on sale of interests in unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .       --            (229,140)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,038          309,566
    Current portion of notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,306            4,767
    Escrow deposits and restricted securities (note 4(a)). . . . . . . . . . . . . . . . . . . . . . .    (188,001)        (109,283)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     316,420          268,803
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     977,032           84,125
    Amounts due affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     107,024          374,758
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     214,880          840,129
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     767,824          823,482
    Deposits and advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --            (430,000)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (150,135)           9,843
                                                                                                      ------------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .     107,624        1,391,364
                                                                                                      ------------      -----------
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                         1994              1993
                                                                                                      ------------      -----------

Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (7,302,172)         (72,214)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (306,336)        (446,107)
  Cash proceeds from sale of investment property (note 9(a)) . . . . . . . . . . . . . . . . . . . . .   2,810,896            --
  Cash proceeds from sale of interest in unconsolidated venture (note 9(c)). . . . . . . . . . . . . .       --             229,140
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . .   2,689,000          685,737
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .    (325,120)         (16,000)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (24,043)        (106,458)
                                                                                                      ------------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . . .  (2,457,775)         274,098
                                                                                                      ------------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (254,239)        (282,258)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (300,462)         (67,028)
                                                                                                      ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (554,701)        (349,286)
                                                                                                      ------------      -----------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .$ (2,904,852)       1,316,176
                                                                                                      ============      ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  8,652,725        7,298,436
                                                                                                      ============      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      --               --
                                                                                                      ============      ===========

  Sale of investment property (note 9(a)):
    Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 16,268,000            --
    Principal balance due on mortgage payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13,457,104            --
                                                                                                      ------------      -----------
          Cash proceeds from sale of investment property, net of selling expenses. . . . . . . . . . .$  2,810,896            --
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1993, which are included in the Partnership's 1993 Annual Report on Form 10-K (file no. 0-16111 filed on March 28, 1994 (the "Annual Report")), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners-South Tower ("South Tower"); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993, see note 9(b)); Carlyle - XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"), and JMB/NewPark Associates ("JMB/NewPark").

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the three months ended March 31, 1994 and 1993:

                                     1994                            1993
                           -------------------------      -------------------------
                          GAAP Basis       Tax Basis      GAAP Basis      Tax Basis
                          ----------       ---------      ----------      ---------
Net loss . . . . . .      $8,887,533       4,136,917       8,968,337      7,200,116
Net loss per
 limited partner-
 ship interest . . .      $    19.19            8.67           19.39          15.58
                          ==========      ==========      ==========      =========

     The net loss per limited partnership interest ("Interest") is based upon the interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

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

For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at March 31, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Escrow deposits and restricted securities primarily represent cash and investments restricted as to their use by the Partnership.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the California Plaza, Wells Fargo Center - IBM Tower, Villa Solana Apartments and Springbrook Shopping Center investment properties, the Partnership, or ventures, as the case may be, made, as a matter of prudent accounting practice, provisions for value impairment. A provision for value impairment was recorded at June 30, 1993, of $2,166,799 for California Plaza, which included $1,558,492 relating to the venture partner's deficit investment balance at that date, at August 31, 1993, of $67,479,871 (of which, the Partnership's share is $20,035,181) for Wells Fargo Center - IBM Tower, at September 30, 1993, of $916,309 for Villa Solana Apartments, and at December 31, 1993 of $7,534,763 for Springbrook Shopping Center. Such provisions generally reduced the net carrying values of the investment properties to the then outstanding balance of the related non-recourse mortgage notes.

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, is $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor (note 9(c)). In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold its interest in Owings Mills Shopping Center (note 9(b)). In March 1994 the Partnership, through Villa Solana Associates, sold Villa Solana Apartments (note 9(a)). All of the properties owned at March 31, 1994 were completed and operating.

     All investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     (b)  Woodland Hills Apartments

     Effective February 1, 1991, the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt (which consists of first and second mortgage notes secured by the property) is scheduled to mature in June 1994. The Partnership plans to refinance the notes when they mature, although there is no assurance the Partnership will be able to obtain such financing (see note 4(b)).

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

     There are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to contribute additional amounts to the venture.

     During 1989, the Partnership disposed of its interest in the Boatmen's venture (note 3(c)). During 1991, the Partnership sold a portion of its interest in the Harbor venture. In January 1993, the Partnership sold the remaining portion of its interest in the Harbor venture (note 9(c)). In June 1993, the Partnership sold its interest in the JMB/Owings Mills Associates joint venture (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments to an independent third party (note 9(a)).

     (b)  JMB/900

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partner assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property.

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement will likely involve redirecting amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement to JMB/900. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     (c)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

     On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the Partnership would receive payments totalling $2,325,000. The remaining notes do not bear interest and were scheduled to be due May 31, 1993. As of March 31, 1994, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of March 31, 1994. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement only to the extent of the cash collected. There is no assurance that the remaining delinquent payments will be collected.

     (d)  JMB/NewPark

     In December 1986, the Partnership, through the JMB/NewPark joint venture partnership, acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall.

     JMB/NewPark acquired its 50% interest in NewPark Associates for a purchase price of $32,500,000 paid in cash at closing, subject to an existing first mortgage loan of approximately $23,556,000 and certain loans from the joint venture partner of approximately $6,300,000.

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 are due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions as specified in the mortgage note. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially completed as of September 30, 1993.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (e)  Cal Plaza

     In August 1990, the joint venture partner filed a lawsuit against the Partnership, the General Partners of the Partnership and certain of their affiliates, alleging, among other things, breaches of the joint venture agreement and fraud. The Partnership filed a counterclaim against the joint venture partner for breaches of the joint venture agreement and property management agreement. In November 1991, the Partnership and the joint venture partner reached a settlement resolving certain claims between the two parties.

Under the terms of the settlement agreement, the obligation of the venture partner to indemnify Cal Plaza for payment on promissory notes issued to a tenant was revised (see note 8) and previously escrowed amounts were made available for 1991 cash flow requirements.

     In December 1993, the venture reached an agreement with the lender to modify the mortgage note, effective February 1993. The accrual rate of the note remains at 10.375% per annum, but the interest only monthly payments are based on an interest rate of 8% per annum. The maturity date of the note has been extended from January 1, 1997 to January 1, 2000, and property cash flows are required to be escrowed as more fully described in note 4(a)(vi).

     (f)  JMB/125

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

     JMB/125 is a joint venture between Carlyle-XV Associates, L.P. (in which the Partnership holds an approximate 99% limited partnership interest), Carlyle-XVI Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds will be distributed or allocated to the Partnership in proportion to its (indirect) 60% share of capital contributions to JMB/125. In April 1993 JMB/125, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/125, which previously had been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XV Associates, L.P. in exchange for a limited partnership interest in Carlyle-XV Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly through Carlyle-XV Associates, L.P., an approximate 60% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 60% to the Partnership.

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan of $260,000,000 and a note payable to an affiliate of the joint venture partners in the amount of $17,410,516 originally due September 30, 1989. In June 1987, the note payable was consolidated with the first mortgage loan forming a single consolidated note in the principal amount of $277,410,516. The consolidated note bears interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and matures on December 27, 1995. JMB/125 has also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below. In addition, JMB/125 contributed $24,222,042, plus interest

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


thereon of approximately $1,089,992 on June 30, 1986 for working capital purposes. Thus, JMB/125's original cash investment (exclusive of acquisition costs) was $55,367,534, of which the Partnership's share was approximately $33,220,000.

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

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at March 31, 1994 was 6.25% per annum. The amount of such outstanding O&Y partner non-recourse loans was approximately $16,234,000 at March 31, 1994. Due to a major tenant vacating in 1991, the property operated at a deficit in 1993 and is expected to operate at a deficit in 1994 and for the next several years. Such deficits through 1995 are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest of such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not required to be covered by the capital contributions or advances of the O&Y partners described above.

     The 125 Broad partnership agreement also provides that beginning in 1991, annual cash flow, if any, is distributable first to JMB/125 and to the O&Y partners in certain proportions up to certain specified amounts. Next, the O&Y partners are entitled to repayment of principal and any accrued but unpaid interest on the loans for certain tenant improvements, leasing expenses and operating deficits described above, and remaining annual cash flow, if any, is distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners. In general, operating profits or losses are allocable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners, except for certain specified items of profits or losses which are allocable to JMB/125 or the O&Y partners.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In the event of a dissolution and liquidation of 125 Broad, the terms of the 125 Broad joint venture agreement provide that if there is a deficit balance in the tax basis capital account of JMB/125, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/125 generally would be required to contribute cash to 125 Broad in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of 125 Broad property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of 125 Broad joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of 125 Broad, JMB/125 would be required to contribute funds to 125 Broad (regardless of whether any proceeds were received by JMB/125 from the disposition of 125 Broad's property) to eliminate any remaining deficit capital account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/125 and would depend upon, among other things, the amounts of JMB/125's and the O&Y partners' respective capital accounts at the time of a sale or other disposition of 125 Broad's property, the amount of JMB/125's share of the taxable gain attributable to such sale or other disposition of 125 Broad's property and the timing of the dissolution and liquidation of 125 Broad. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy an obligation to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership.

     As described above, the terms of the 125 Broad joint venture agreement provide that the O&Y partners are obligated to advance to 125 Broad, in the form of interest-bearing loans, amounts required to pay operating deficits and capital improvement costs incurred during 1991 through 1995. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. During 1993, O&Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O & Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property, as well as the existing defaults of the O&Y Partners, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination.

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $33,200,000 through March 31, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of March 31, 1994, the arrearage under the mortgage loan had increased to approximately $48,180,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $33,200,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectibility of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses, approximately $1,332,000 and $1,737,000 for the three months ended March 31, 1994 and 1993, respectively, is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O & Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As discussed above, it appears unlikely
that 125 Broad will be able to restructure the mortgage loan.   Also, JMB/125
is not likely to commit any significant additional amounts to the property. This is expected to result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances as discussed above, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be requested to bear a share of such additional capital contribution obligation.

     Vacancy rates in the downtown Manhattan office market have increased over the last few years. As a result, competition for tenants has increased, which has resulted in lower effective rents. The increased vacancy in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many financial service companies which, along with related businesses, dominate the submarket. This resulted in uncertainty as to 125 Broad's ability to recover the net carrying value of the investment property through future operations and sale. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $14,844,420 was recorded as of December 31, 1991. The Partnership's share of such provision was $4,841,800 and was included in the Partnership's share of loss from operations of unconsolidated ventures. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing and O&Y partner loans.

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

     (g)  JMB/Piper

     During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet).

The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market, which is significantly lower than the reduced rental rate on the tenant's current occupied space.


(4)  LONG-TERM DEBT

     (a)  Debt Modifications

          (i)  Park

     In March 1988, the mortgage note secured by Park at Countryside Apartments located in Daytona Beach, Florida was modified to reduce the monthly installments payable and in November 1991, the mortgage note was further modified effective January 1, 1990 through December 31, 1995. The new agreement provides for minimum monthly interest payments of $18,033 (7.0% per annum) through 1991, $19,375 (7.5% per annum) for 1992, $20,667 (8.0% per annum) for 1993, $21,958 (8.5% per annum) for 1994 and $23,250 (9.0% per annum) for 1995. The contract rate on the loan remains at 11.25% per annum. The deferrals, along with interest thereon, and the outstanding principal balance were to become due and payable at maturity on January 1, 1996.

     In October 1993, the joint venture ceased making the required debt service payments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Therefore, as of the date of this report, the loan is in default and the lender has initiated procedures to obtain title to the property. The loan has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. As of March 31, 1994, the venture continues to make partial debt service payments based on the monthly cash flow of the property, and the amount of interest in arrears since October 1993 is approximately $36,000.

          (ii)  260 Franklin

     The affiliated joint venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, the affiliated joint venture shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment.

In addition, upon maturity or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


proceeds, or (iii) net appraisal value, as defined. The affiliated joint venture is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account is to be used to cover the costs of capital and tenant improvement and lease inducements ($726,983 used as of March 31, 1994), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (iii)  160 Spear Street Building

     The Partnership reached an agreement, effective February 10, 1992, with the first mortgage lender to modify the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. Under the terms of the agreement, the modified first mortgage note of approximately $33,750,000 and the second mortgage note of $5,435,000 require monthly debt service (reduced to interest only payments) of approximately $262,000 (9.3% per annum) and $57,000 (12.55% per annum), respectively, through February 10, 1995. Beginning March 10, 1995, monthly payments of principal and interest of approximately $337,000 (for combined first and second mortgage note) are required through maturity of the loan, which is extended to February 10, 1999. Additionally, the Partnership is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of March 31, 1994, approximately $62,000 has been placed in, and withdrawn for expenditures approved by the lender, from the escrow account.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at March 31, 1994) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of March 31, 1994, the amount of such principal and interest payments in arrears is approximately $6,359,000. Therefore, the loan has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements.

         (v)  Villages Northeast

     The Villages Northeast joint venture, through a joint venture with an affiliate of the developer, refinanced the first mortgage loan secured by the Dunwoody Crossing (Phase II) Apartments (formerly known as Post Crest) located in Atlanta Georgia. Effective October 6, 1992, the joint venture obtained a $9,800,000 replacement loan from an institutional lender to retire in full satisfaction the original first mortgage loan.

     The new first mortgage loan, which is collateralized by the property, requires monthly payments of principal and interest (7.64% per annum) of $73,316 beginning November 1, 1992 and continuing through November 1, 1997,

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


when the remaining balance is payable. The new lender required the establishment of an escrow account for real estate taxes to be deposited on a monthly basis.

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994, and has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompany-ing consolidated financial Statements. The joint venture plans to refinance this note when it matures, although there can be no assurance the joint venture will be able to obtain such financing.

     An affiliate of the joint venture partner entered into an agreement to manage the complexes through December 31, 2002 (subject to earlier termination by either party upon 60 days' prior written notice) for a fee equal to 5% of the gross revenues of the complexes. In August 1993, an affiliate of the General Partners assumed management of the property for a fee equal to 5% of the gross revenues of the complexes.

         (vi)  California Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate is reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date is extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $426,000) of the monthly cash flow paid from March 1993 to December 1993 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender (none used as of March 31, 1994). The joint venture also was required to fund $500,000 into the reserve account, upon the execution of the modification.

     (b)  Cancellation of Wrap Note

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller cancelled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see notes 2(b) and 6). The obligations to make payments on the two underlying mortgage loans have been assumed by the Partnership. The mortgage note receivable wrapped around and was subordinate to first and second mortgage loans in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan bears interest at the rate of 12.8% per annum and requires monthly payments of interest only in arrears through June 1, 1994 when the entire principal balance and any accrued interest will be due and payable. The second mortgage loan bears interest at 11.7% per annum and requires monthly payments of interest only in arrears until June 1, 1994 when the entire principal balance and any accrued interest will be due and payable. The Partnership plans to refinance these notes when they mature, although there is no assurance the Partnership will be able to obtain such financing. The mortgage loans have been classified at March 31, 1994 and December 31, 1993 as current liabilities in the accompanying consolidated financial statements as they mature June 1, 1994 (see note 2(b)).
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average adjusted capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the fourth fiscal quarter of 1986. Accordingly, up to $561,000 of sale proceeds from Erie-McClurg Parking Facility for the General Partners has been deferred.


(6)  MANAGEMENT AGREEMENTS

     At acquisition, management of the 9701 Wilshire Building and the Springbrook Shopping Center was assumed by affiliates of the Corporate General Partner.

     For a fee computed as a percentage of rental income, an affiliate of the Corporate General Partner assumed management of the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Woodland Hills Apartments, the Villa Solana Apartments, RiverEdge Place Building and Village Northeast Apartments in January 1988, May 1988, September 1989, December 1989, September 1992, and August 1993, respectively.

     In February 1991, management of the Woodland Hills Apartments was reassumed by the seller of this property (see note 2(b)).


(7)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,043,000 as of March 31, 1994. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership has put the seller in default and effective October 31, 1991, the note began accruing interest at the default rate. The Partnership is pursuing its legal remedies against the seller and certain of its principals. The collectibility of the amounts discussed above is uncertain. For financial reporting purposes, the Partnership ceased accruing interest on the note receivable as of February 1991. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one-tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% and the Cal Plaza venture is obligated to pay 60% of the amounts owed under the promissory notes (to the extent cash flow of the property is insufficient to pay such amounts) (see note 3(e)). During July 1992, principal of $70,701 and interest of $68,788 were paid to the tenant from cash flow generated from operations of the property. During July, 1993, principal of $70,701 and interest of $60,304 were paid to the tenant from cash flow generated from operations of the property. As of March 31, 1994, the outstanding balance of the notes was $431,836.


(9)  SALES OF INVESTMENT PROPERTY

     (a)  Villa Solana Apartments

     On March 23, 1994 the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments located in Laguna Hills, California. The sale price was $16,600,000 (before selling costs and prorations). The venture received net sale proceeds after selling costs and the retirement of the debt secured by the property, of $2,810,896, of which the Partnership's share is $2,557,915.

     For financial reporting purposes, the venture recognized, on the date of sale, gain of $679,643 of which the Partnership's share is $631,566. The venture's gain for Federal income taxes is approximately $4,682,000, of which the Partnership's share is approximately $4,129,000.

     (b)  Owings Mills

     On June 30, 1993, JMB/Owings sold its partnership interest in Owings Mills Limited Partnership ("OMLP"), which owns an allocated portion of the land, building and related improvements of the Owings Mills Mall located in Owings Mills, Maryland. The purchaser, O.M. Investment II Limited Partnership, is an affiliate of the JMB/Owing's joint venture partner in OMLP.


     The sale price of the interest in OMLP was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XVI were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and of JMB/Owing's joint venture partner in OMLP) bears interest at a rate of 7% per annum unless a certain specified event occurs, in which event the rate would increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances (as defined), including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest in OMLP was allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance to the JMB/Owings partnership agreement.
                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66. At March 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $757,956 received through March 31, 1994 is $9,898,759, of which the Partnership's share is $4,949,380.

     (c)  Harbor

     During 1991, the Partnership sold 62% of its general partnership interest in Harbor, to an affiliate of the Harbor unaffiliated joint venture partners. The Partnership owned an 80% interest in Harbor prior to sale. Harbor owned a 55% general partnership interest in a joint venture which owned the leasehold interest on the land and owned the building and related improvements of the 300 East Lombard office building located in Baltimore, Maryland. The sale price for 62% of the Partnership's general partnership interest was $383,244, all of which was received in cash at closing. As of the date of the initial sale, the Partnership had a deficit capital account balance in the Harbor venture resulting from losses and distributions from the joint venture in an amount in excess of its original cash investment in the joint venture. As a result of the Partnership's initial sale of 62% of its interest and its simultaneous conversion to a limited partner, the Partnership eliminated its remaining deficit capital balance and recognized a total gain of $9,041,533 in 1991 for financial reporting purposes. In conjunction with the sale, the Partnership established a put-call option with the buyer on the Partnership's remaining interest in Harbor. On January 19, 1993, the Partnership sold the remaining 38% of its limited partnership interest in Harbor based on the buyer's exercise of the put-call option. The sale price for the Partnership's remaining interest was $229,140, plus $24,294 of interest accrued at 10% from September 30, 1991 through the closing date, all of which was received in cash at closing. For financial reporting purposes in 1993, the Partnership recognized a gain on sale of the remaining interest of $229,140, which is included in gain on sale of interests in unconsolidated ventures in the accompanying financial statements.


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship (or its consolidated ventures) to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                                                                     Unpaid at
                                         1994         1993        March 31, 1994
                                      ---------     --------     ---------------
Property management and
  leasing fees . . . . . . . .         $228,145      233,913           2,081,025
Insurance commissions. . . . .              160          312              --
Management fee to corporate
  general partner. . . . . . .            --           --                724,121
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . . . . . .           47,019       41,571                  88
                                       --------      -------           ---------

                                       $275,324      275,796           2,805,234
                                       ========      =======           =========

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administra-tion of the Partnership and the operation of the Partnership's properties. Such costs were $47,604 for the three months ended March 31, 1994, $166,148 for the year ended December 31, 1993 and $864,110 in the aggregate for the years ended December 31, 1992, 1991, 1990, 1989 and 1988, of which $845,855 was unpaid as of March 31, 1994.

     The General Partners and its affiliates have deferred payment of certain partnership management fees and property management and leasing fees as set forth in the above table. Effective October 1, 1993, the Partnership began paying property management and leasing fees on a current basis. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $2,866,734 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of two unconsolidated entities, which are not included in the consolidated financial statements. Distributions to the General Partners of net cash flow of the Partnership aggregating $249,571 also have been deferred. The cumulative deferred amounts (including reimbursement for salaries and direct expenses and the proportionate reimbursements described above, and the deferral of property management fees by one of the Partnership's unconsolidated entities that stopped deferring property management fees by means of reimbursement not included above) aggregated $6,933,848 at March 31, 1994. These amounts (approximately $16 per Interest) do not bear interest and are expected to be paid in future periods. In addition, up to approximately $561,000 of sale proceeds from the sale of the Erie-McClurg Parking Facility for the General Partners is subordinated to the satisfaction of certain conditions (see note
5).

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such Company. The fees earned by such company from the Partnership for the three months ended March 31, 1994 were approximately $6,000.

(11)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II, JMB/900, South Tower, JMB/Owings and JMB/125, for the three months ended March 31, 1994 and 1993 is as follows:

                                                           1994            1993
                                                       -----------     -----------
     Total income of properties. . . . . . . . . .     $32,515,073      37,456,038
                                                       ===========     ===========
     Operating loss of ventures. . . . . . . . . .     $14,758,391      13,362,580
                                                       ===========     ===========
     Partnership's share of loss . . . . . . . . .     $ 4,779,719       5,144,693
                                                       ===========     ===========

(12)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,115,000. Such funds and short-term investments of approximately $17,469,000 are available for the Partnership's share of leasing costs and capital improvements at 9701 Wilshire Building, 160 Spear Street Building, Springbrook Shopping Center, Eastridge Mall and 260 Franklin Street, and the Partnership's share of operating deficits currently being incurred at 260 Franklin Street Building (to the extent not funded from escrowed reserves for 260 Franklin as discussed below), 900 Third Avenue and 9701 Wilshire Building as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by deciding to suspend distributions (except for certain withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have deferred cash distributions, management and leasing fees and reimbursements payable to them in an aggregate amount of approximately $6,933,848 (approximately $16 per interest) through March 31, 1994. These amounts, which do not bear interest, are expected to be paid in future periods. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Reference is made to Note 10 relating to this deferral of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $2,412,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $4,571,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at one property, and through the sale or refinancing of such investments, as well as cash and short-term investments currently held.

     A number of mortgage loans secured by the Partnership's investment properties will mature in 1994 and will need to be extended or refinanced, including the mortgage loans related to the Wells Fargo Center, 900 Third Avenue, 9701 Wilshire Building, Woodland Hills Apartments and the Dunwoody Apartments (Phase I and III). In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructurings, including the mortgage loans related to 125 Broad and RiverEdge Place. The current status of the attempts to extend, refinance, modify or restructure these loans, as well as other possible mortgage loan modifications, are discussed below.

     The mortgage note secured by the Villa Solana Apartments matured on November 1, 1993. The venture had obtained extensions of this note from the existing lender until August 1, 1994. The venture paid the lender $125,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remained the same on the loan as prior to the original maturity date. The unpaid principal and accrued interest were to mature on August 1, 1994, however, the venture sold the investment property on March 23, 1994 for $16,600,000, before closing costs, as described in Note 9.

     The mortgage notes secured by the Woodland Hills Apartments in the aggregate principal amount of $8,056,667 are scheduled to mature on June 1, 1994. The Partnership plans to refinance these notes when they mature, although there is no assurance the Partnership will be able to obtain such financing. The loans have been classified at March 31, 1994 and December 31, 1993 as current liabilities in the accompanying consolidated financial statements. Reference is made to Note 4(b).

     In October 1993, the joint venture ceased making the required debt service payments on the mortgage note secured by Park at Countryside Apartments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Therefore, as of the date of this report, the loan is in default and the lender has initiated procedures to obtain title to the property. The loan in the principal amount of $3,100,000, has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. Based on current and anticipated market conditions, the Partnership and the joint venture partners are unwilling to commit any additional amounts to the property since the likelihood of recovering any such amounts is remote. This is expected to result in the Partnership no longer having an ownership interest in the property and result in a gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Reference is made to Note 4(a)(i).

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994, and has been classified as a current liability at March 31, 1994 and December 31, 1993 in the accompanying consolidated financial statements. The joint venture plans to refinance this note when it matures, although there can be no assurance the joint venture will be able to obtain such financing.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 9(b).

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. However, for any particular investment property incurring deficits, the Partnership or its ventures, if deemed appropriate, may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and would generally result in a gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any possible discretionary expenditures, particularly in relation to the amount of working capital it has available to it and its ventures. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     Piper Jaffray Tower

     The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations. During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet). The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant will lease an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market, which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     Pursuant to the modification of the mortgage loan made in August, 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of March 31, 1994, the manager has deferred approximately $1,919,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(g) for further discussion of this investment property.


     160 Spear Street Building

     Due to the rental concessions granted to facilitate leasing, the property operated at an approximate break-even level in 1993, and is expected to operate an approximate break-even level in 1994. As more fully discussed in
Note 4(a)(iii), effective February 1992, the Partnership reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. It is anticipated that there will be significant costs related to releasing this space. The venture expects to approach the lender regarding an additional modification to the loan due to the increased deficits anticipated in connection with the re-leasing costs. Should the venture not be successful in obtaining an additional loan modification or alternative financing, or, should the Partnership decide not to commit any significant additional funds for the anticipated re-leasing costs, this may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     125 Broad Street Building

     Vacancy rates in the downtown Manhattan office market have increased over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates may continue over the next few years. The current competitive market in downtown Manhattan has significantly affected the 125 Broad Street Building, as the occupancy has decreased to 54% at March 31, 1994 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000 which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by low effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations and it appears unlikely that the O&Y Partners will fulfill their obligations to 125 Broad and JMB/125. Releasing of the building's vacant space will depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 does not intend to contribute funds to 125 Broad to pay such costs. The O&Y partners have made outstanding loans to 125 Broad of approximately $16,234,000 as of March 31, 1994. Such loans, which are non-recourse to JMB/125, are payable out of cash flow from property operations or sale or refinancing proceeds. Based on the facts discussed above and as described more fully in Note 3(f), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of 125 Broad's ability to recover the net carrying value of the investment property through future operations or sale.

     O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. Subsequent to December 31, 1992, O&Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed and certain O & Y affiliates are in the process of renegotiating or restructuring various loan affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the existing defaults of the O&Y partners discussed below, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, and as a result, 125 Broad defaulted on its mortgage loan, which has an outstanding principal balance of $277,000,000 in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to the joint venture for its lease at the 125 Broad Street Building in the amount of approximately $33,200,000 through March 31, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of March 31, 1994, the arrearage of principal and interest under the mortgage loan had increased to approximately $48,180,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, JMB/125 has reserved the entire $33,200,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectibility of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $1,332,000 and $1,737,000 for the three months ended March 31, 1994 and 1993, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the loan will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O & Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As discussed above, it also appears unlikely that 125 Broad will be able to restructure the mortgage loan. As a result, JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be required to bear a share of additional capital contribution obligation. Reference is made to Note 3(f).

     260 Franklin Street Building

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, the affiliated joint venture reached an agreement with the lender to modify the long-term mortgage note secured by 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements, as defined, which are the primary components of the anticipated operating deficits noted above with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $495,000 at March 31, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant costs related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If the affiliated joint venture is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting purposes.

     900 Third Avenue Building

     During the quarter, occupancy of this building decreased to 94%, down from 95% at the end of 1993. The midtown Manhattan market remains depressed. 16% of the leases at the property expire during 1994 through 1996. Although, the joint venture is in discussions with the existing lender for a possible refinancing and extension of its mortgage loan in the principal amount of $90,411,000 which matures in December 1994, there can be no assurance that the Partnership will be successful in such discussions. The property is expected to operate at a deficit in 1994 due to certain leasing costs expected to be incurred. Such deficit would be paid by cash reserves currently held by the joint venture.

     300 East Lombard Building

     Effective September 30, 1991, the Partnership sold, to an affiliate of the joint venture partners, 62% of its interest in a joint venture that owns a 55% interest in the 300 East Lombard investment property. In conjunction with the sale, the Partnership and buyer established a put-call option on the Partnership's remaining interest in the joint venture. In January 1993, the Partnership sold its remaining interest in accordance with the terms of the option. Reference is made to Note 9.

     Wells Fargo Center

     The Wells Fargo Center operates in the Downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. The Partnership is also aware that a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing or attempting to sub-lease approximately one-half of its space which is scheduled to expire in December 1998. The Partnership expects that the competitive market conditions will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back from the two tenants noted above and the expansion of one of the other major tenants in the building. The property is expected to produce cash flow in 1994. The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. Further, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature in December of 1994. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Note 1.

     RiverEdge Place Building

     The RiverEdge Place Building was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership indicating that they were experiencing financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage loan secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note with a current outstanding balance of $18,166,294 in order to reduce operating deficits anticipated as a result of the over-lease buy-out. In connection with the Partnership's negotiations with the lender, the Partnership ceased making debt service payments effective July 1, 1992. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements. Additionally, the tenant lease with First American Bank for approximately 120,000 square feet has been assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as, reducing the effective rent on the retained space in exchange for an extension of the lease term from April, 1994 to July, 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring.

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

     NewPark Associates

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially completed as of September 30, 1993. NewPark Mall may be subject to increased competition from a new mall that is scheduled to open in the vicinity in late 1994.

     California Plaza

     The property operated at a deficit in 1993 due to the costs incurred in connection with the leasing of space which was vacant or under leases that expired in 1993. The property is expected to produce cash flow in 1994, however, as discussed below, net cash flow is to be escrowed. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993.

As more fully discussed in Note 4(a)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of March 31, 1994). Additionally, due to the uncertainty of the Partnership's ability to recover the net carrying value of the California investment property, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment of California Plaza at June 30, 1993 of $2,166,799 (which included $1,558,492 relating to the venture partner's deficit investment balance at that date). Such provision reduced the net carrying value of the investment property to the June 30, 1993 outstanding balance of the related non-recourse mortgage note. Reference is made to Notes 1 and 4(b)(vi).

     Erie-McClurg Parking Facility

     On September 25, 1992, the Partnership, through Erie-McClurg Associates, sold the Erie-McClurg Parking Facility located in Chicago, Illinois. Concurrently, with the sale of the Erie-McClurg Parking Facility, the Partnership entered into an agreement with the unaffiliated manager of the parking facility to induce the manager to re-write the existing long-term management agreement at less favorable terms. This agreement guarantees the manager 100% of the compensation which would have been earned under the agreement prior to the sale in years one through five and 50% of any potential difference between the management fee under the agreement prior to the sale and the renegotiated agreement with the purchaser (as defined) in years six through eighteen.

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

     Other

     The mortgage note secured by Eastridge Mall is scheduled to mature on October 1, 1995. There is no assurance that the venture will be able to refinance or obtain alternative financing when the note matures. The property is expected to operate at a deficit in 1994.

     The 9701 Wilshire Building operated at a slight deficit in 1993 due to the costs incurred in connection with the re-leasing of the vacant space in the building, and is expected to operate at a deficit in 1994. The mortgage note secured by the property matured on January 1, 1994. The Partnership obtained extensions of this note from the existing lender until August 1, 1994. The Partnership paid the lender $110,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remain the same on the loan as prior to the original maturity date. The unpaid principal and interest matures on August 1, 1994, and thus, the loan has been classified at March 31, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. The Partnership is pursuing a sale or alternative financing of the property, however, there is no assurance that the Partnership will be successful in either refinancing or selling the property. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California.

     Due to the factors discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Although the Partnership expects to distribute sales proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions Limited Partners will receive significantly less than their original investment. In addition, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes.

RESULTS OF OPERATIONS

     The increase in short-term investments at March 31, 1994 as compared to December 31, 1993 is primarily due to the receipt of approximately $2,560,000 of net sale proceeds (after payment of prorations) related to the sale of Villa Solana Apartments on March 23, 1994 (see Note 9(a)), and the receipt of a $1,664,000 distribution from the Wells Fargo Center investment property related to 1993 and first quarter 1994 operations.

     The decrease in land, building and improvements,accumulated depreciation, current portion of long-term debt, and tenant security deposits is primarily due to the sale of Villa Solana Apartments on March 23, 1994. Reference is made to Note 9(a).

     The increase in the balance of accounts payable at March 31, 1994 as compared to December 31, 1993 is primarily due to a distribution payable at March 31, 1994 to a venture partner related to the sale of Villa Solana Apartments on March 23, 1994 (see Note 9), an increase in prepaid rents at the 260 Franklin and 160 Spear Street investment properties, and the timing of payment of certain expenses at the 260 Franklin investment property.

     The increase in the balance of accrued real estate taxes at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in property operating expenses for the three months ended March 31, 1994 as compared to the same period in 1993 is primarily due to the loan extension fees of approximately $210,000 incurred at the Villa Solana Apartments and the 9701 Wilshire building, and increases in certain operating expenses at certain of the Partnership's other investment properties.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1994 as compared to the same period in 1993 is primarily due to the Partnership's share of losses of JMB/Owings in 1993. JMB/Owings sold its Partnership interest in Owings Mills Limited Partnership on June 30, 1993, and thus there are no losses from JMB/Owings in 1994 for financial reporting purposes.

     The decrease in venture partners' share of ventures' operations for the three months ended March 31, 1994 as compared to the same period in 1993 is primarily due to the venture partner at the California Plaza investment property not being allocated any losses in 1994, as a result of the impairment recorded at California Plaza at June 30, 1993 which resulted in the write-off of the venture partner's deficit investment balance at June 30, 1993. Reference is made to Note 1.

     The $631,566 gain on sale of investment property for the three months ended March 31, 1994 relates to the sale of the Villa Solana Apartments in March 1994. Reference is made to Note 9(a).

     The $229,140 gain on sale of interests in unconsolidated ventures for the three months ended March 31, 1993 relates to the Partnership's sale of the remaining interest in Harbor Overlook Limited Partnership in January 1993. Reference is made to Note 9(c).




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage loan secured by the 125 Broad Street property is in default at March 31, 1994 due to the partial payment of scheduled debt service since June 1992. The mortgage loan secured by the Park at Countryside Apartments is in default due to the venture ceasing the required debt service payments in October 1993. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building.

Reference is made to Notes 3(f), Notes 4(a)(i) and 4(a)(iv) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of those investment properties in Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for discussions of such loan defaults, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                                         1993                                  1994
                                                             -------------------------------        ------------------------------
                                                             At       At        At       At        At       At        At       At
                                                             3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                             ----     ----      ----    -----      ----     ----     -----    -----
 1. 900 Third Avenue Building
     New York, New York. . . . . . . . . . . . . . . . . . .  91%      94%       94%      95%       94%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota                                   97%      98%       98%      98%       99%
 3. RiverEdge Place (a)
     Fulton County (Atlanta), Georgia. . . . . . . . . . . .  85%      83%       84%      89%       87%
 4. Wells Fargo Center - IBM Tower
     Los Angeles, California . . . . . . . . . . . . . . . .  98%      98%       98%      98%       97%
 5. Villa Solana Apartments
     Laguna Hills, California. . . . . . . . . . . . . . . .  94%      91%       91%      91%       N/A
 6. Eastridge Mall
     Casper, Wyoming . . . . . . . . . . . . . . . . . . . .  90%      90%       90%      91%       91%
 7. Woodland Hills Apartments
     DeKalb County (Atlanta), Georgia. . . . . . . . . . . .  96%      87%       98%      92%       89%
 8. Park at Countryside Apartments
     Port Orange (Daytona Beach), Florida. . . . . . . . . .  97%      95%       97%      99%       98%
 9. 160 Spear Street Building
     San Francisco, California . . . . . . . . . . . . . . .  93%      95%       94%      91%       91%
10. 21900 Burbank Boulevard Building
     Los Angeles (Woodland Hills), California. . . . . . . .  98%      98%      100%      99%       99%
11. 125 Broad Street Building
     New York, New York. . . . . . . . . . . . . . . . . . .  72%      72%       72%      54%       54%
12. Owings Mills Shopping Center
     Owings Mills (Baltimore County), Maryland . . . . . . .  93%      N/A       N/A      N/A       N/A
13. 260 Franklin Street Building
     Boston, Massachusetts . . . . . . . . . . . . . . . . .  97%      98%       97%      99%       99%
14. 9701 Wilshire Building
     Beverly Hills, California . . . . . . . . . . . . . . .  92%      96%       93%      93%       89%
15. California Plaza
     Walnut Creek, California. . . . . . . . . . . . . . . .  94%      96%       97%      95%       95%
16. Dunwoody Crossing (Phase I, II and III) Apartments
     DeKalb County (Atlanta), Georgia (b). . . . . . . . . .  94%      96%       93%      90%       91%
17. NewPark Mall
     Newark (Alameda County), California . . . . . . . . . .  71%      73%       80%      81%       80%
18. Springbrook Shopping Center
     Bloomingdale, Illinois. . . . . . . . . . . . . . . . .  95%      95%       95%      74%       74%

- - --------------------

     An N/A indicates that the property, or the Partnership's interest in the property was sold and was not owned by the Partnership at the end of the period.

     (a) This investment property, formerly the First American Bank Building, had been 100% leased pursuant to an over-lease since the date the Partnership acquired the property until June 1992. However, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the over-lease buy-out in June, 1992.

     (b) Formerly known as Post Crossing, Post Crest and Post Terrace Apartments, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            4-A.      Assignment Agreement set forth as Exhibit B to the
Prospectus is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16111) dated March 19, 1993.

            4-B.      Documents relating to the modification of the mortgage
loan secured by 260 Franklin Street Building are hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16111) dated March 19, 1993.

            4-C.      Documents relating to the modification of the mortgage
loans secured by the 160 Spear Street Building are hereby incorporated herein by reference to Exhibit 4-C to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16111) dated March 19, 1993.

            4-D.      Documents relating to the refinancing of the mortgage
note secured by the Post Crest Apartments are hereby incorporated herein by reference to Exhibit 4-D to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16111) dated March 19, 1993.

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

            10-C.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Piper Jaffray Tower in Minneapolis, Minnesota, are hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-95382) dated January 18, 1985.

            10-D.     Acquisition documents relating to the purchase by the
Partnership of the NBG Building in Fulton County, Georgia, are hereby incorporated herein by reference to the Partnership's Registration Statement on Amendment No. 2 to Form S-11 (File No. 2-95382) dated July 5, 1985.

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

            10-L.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Park at Countryside Apartments in Port Orange, Florida, are hereby incorporated herein by reference to the Partner-ship's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March 13, 1986.

            10-M.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Owings Mills Shopping Center in Owings Mills, Maryland, are hereby incorporated herein by reference to the Partner-ship's Registration Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March 13, 1986.

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

            10-P.     Acquisition documents relating to the purchase by the
Partnership of an interest in the 260 Franklin Street Building in Boston, Massachusetts, are hereby incorporated herein by reference to the Partner-ship's Registration Statement on Post-Effective Amendment No. 4 to Form S-11 (File No. 2-95382) dated April 30, 1986.

            10-Q.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Mitsui Manufacturers Bank Building in Beverly Hills, California, are hereby incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 5 to Form S-11 (File No. 2-95382) dated July 31, 1986.

            10-R.     Acquisition documents relating to the purchase by the
Partnership of an interest in the California Plaza office building in Walnut Creek, California are hereby incorporated herein by reference to the Partnership's Registration Statement on Post-Effective Amendment No. 5 to Form S-11 (File No. 2-95382) dated July 31, 1986.

            10-S.     Acquisition documents relating to the purchase by the
Partnership of the Springbrook Shopping Center in Bloomingdale, Illinois, are hereby incorporated herein by reference.

            10-T.     Acquisition documents relating to the purchase by the
Partnership of the Erie-McClurg Parking Facility in Chicago, Illinois are hereby incorporated herein by reference.

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

            10-W.*    Second Amendment to Real Estate Purchase Agreement dated
September 3, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

            10-X.     Amended and Restated Articles of Partnership of JMB/125
Broad Building Associates, dated April 21, 1993 between Carlyle Advisors, Inc. and Carlyle-XV Associates, L.P. relating to the 125 Broad Street Building, is hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

            10-Y.     Documents relating to the modification of the mortgage
loan secured by California Plaza are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

            10-Z.     Agreement for Purchase and Sale of Real Estate and
Related Property related to the sale of Villa Solana Apartments dated February 7, 1994 between Villa Solana Associates ("Seller") and EQR-Villa Solana Vistas, Inc. ("Purchasers") is filed herewith.

            10-AA.    Amendment to the Agreement for Purchase and Sale of Real
Estate and Related Property related to the sale of Villa Solana Apartments dated February 25, 1994 between Villa Solana Associates ("Seller") and EQR-Villa Solana Vistas, Inc. ("Purchasers") is filed herewith.

            10-BB.    Second Amendment to Agreement for Purchase and Sale of
Real Estate and Related Property related to the sale of Villa Solana Apartments dated March 4, 1994 between Villa Solana Associates ("Seller") and EQR-Villa Solana Vistas, Inc. ("Purchaser") is filed herewith.

            10-CC.    Takeover agreement relating to Johnson & Higgins space at
the 125 Broad Building is filed herewith.

            ---------------
            * Previously filed as exhibits 10-U, 10-V and 10-W, respectively, to the Partnership's report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-16111) dated March 19, 1993 and hereby incorporated herein by reference.

            (b) The following report on Form 8-K has been filed for the quarter covered by this report:

                      (i) None

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                              Date: May 11, 1994