Form 10-Q
period 1994-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1994-08-12
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994            Commission file #0-16111




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
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     26




PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .     36

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     37

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     39



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1994              1993
                                                                                           ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 10,618,486        5,020,087
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,636,326       10,167,294
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .      1,063,116        1,092,658
  Current portion of notes receivable (net of allowance for doubtful accounts of
    $1,466,051 in 1994 and
    1993, note 7). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,316           34,073
  Escrow deposits and restricted securities (notes 1 and 4(a)) . . . . . . . . . . . . .      7,032,431        6,151,429
                                                                                           ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,373,675       22,465,541
                                                                                           ------------     ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,388,166       37,109,099
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    357,881,494      376,030,478
                                                                                           ------------     ------------
                                                                                            390,269,660      413,139,577
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (108,086,915)    (107,997,321)
                                                                                           ------------     ------------
        Total investment properties, net of accumulated depreciation . . . . . . . . . .    282,182,745      305,142,256
                                                                                           ------------     ------------
Investment in unconsolidated ventures, at equity (notes 3 and 11). . . . . . . . . . . .     27,829,703       28,554,815
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,791,752        4,305,261
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,086,400        6,719,239
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . . . . .      4,880,739        4,699,065
                                                                                           ------------     ------------
                                                                                           $352,145,014      371,886,177
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

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------
                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1994              1993
                                                                                           ------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . .     $ 86,533,154      103,244,992
  Current portion of notes payable (note 8). . . . . . . . . . . . . . . . . . . . . .            --              70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,028,766        2,256,478
  Amounts due to affiliates (note 10). . . . . . . . . . . . . . . . . . . . . . . . .        6,605,905        6,410,710
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,872,024        6,130,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,265,400          728,334
                                                                                           ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .      102,305,249      118,841,597
Notes payable (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          361,135          361,135
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          679,742          863,192
Investment in unconsolidated ventures, at equity (notes 3 and 11). . . . . . . . . . .       39,688,128       28,318,569
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          360,000          360,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . .      239,117,478      237,811,558
                                                                                           ------------     ------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      382,511,732      386,556,051
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . .        9,269,305        9,901,367
Partners' capital accounts (deficits) (note 1):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (16,440,995)     (15,779,416)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .        (600,866)        (600,866)
                                                                                          ------------     ------------
                                                                                           (17,021,861)     (16,360,282)
                                                                                          ------------     ------------
   Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . .     384,978,681      384,978,681
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (383,394,393)    (368,991,190)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .     (24,198,450)     (24,198,450)
                                                                                          ------------     ------------
                                                                                           (22,614,162)      (8,210,959)
                                                                                          ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . .     (39,636,023)     (24,571,241)
                                                                                          ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7, 8 and 9)
                                                                                          $352,145,014      371,886,177
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)



                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                JUNE 30                          JUNE 30
                                                                      ---------------------------      ---------------------------
                                                                          1994             1993           1994             1993
                                                                     ------------      ----------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .  . . . . . .     $12,956,543      13,220,801      26,106,762       26,323,753
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .        199,303          75,397         351,459          234,177
                                                                      -----------      ----------      ----------       ----------
                                                                       13,155,846      13,296,198      26,458,221       26,557,930
                                                                      -----------      ----------      ----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .      8,346,594       8,670,121      17,022,328       17,322,812
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .      2,875,186       3,087,272       5,874,605        6,173,723
  Property operating expenses. . . . . . . . . . . . . . . . . . .      4,935,530       5,453,354      10,887,883       10,939,501
  Professional services. . . . . . . . . . . . . . . . . . . . . .        188,553         162,935         444,746          432,396
  Amortization of deferred expenses. . . . . . . . . . . . . . . .        284,748         319,026         569,249          620,152
  General and administrative . . . . . . . . . . . . . . . . . . .        141,576         192,342         312,563          344,727
  Provisions for value impairment. . . . . . . . . . . . . . . . .          --          2,166,799           --           2,166,799
                                                                      -----------     -----------      ----------       ----------
                                                                       16,772,187      20,051,849      35,111,374       38,000,110
                                                                      -----------     -----------      ----------       ----------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . .      3,616,341       6,755,651       8,653,153       11,442,180

Partnership's share of loss from operations of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,367,905       4,479,462       9,441,407        9,835,452
Venture partners' share of ventures' operations. . . . . . . . . .       (472,313)       (876,353)     (1,063,528)      (1,721,395)
                                                                      -----------     -----------      ----------       ----------
        Net operating loss . . . . . . . . . . . . . . . . . . . .      7,511,933      10,358,760      17,031,032       19,556,237

Gain on sale of interests in unconsolidated ventures (notes 9(b)
  and (c)). . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         (2,627,427)          --          (2,856,567)
Gain on sale or disposition of investment properties, net of venture partner's share of gain of $728,978 and $777,055 (notes 4(a)(i) and
  9(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,334,684)          --         (1,966,250)           --
                                                                      -----------     -----------      ----------       ----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,177,249       7,731,333      15,064,782       16,699,670
                                                                      ===========     ===========      ==========       ==========
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30                          JUNE 30
                                                                      ---------------------------      ---------------------------
                                                                          1994             1993           1994             1993
                                                                      ------------      ----------    ------------     ------------

          Net loss per limited partnership interest (note 1):
              Net operating loss . . . . . . . . . . . . . . . . . .  $     16.25           22.41           36.85            42.31
              Net gain on sale of interests in unconsolidated ventures
                (notes 9(b) and (c)) . . . . . . . . . . . . . . . . .      --              (5.86)          --               (6.37)
              Net gain on sale or disposition of investment properties
                (notes 4(a)(i) and 9(a)) . . . . . . . . . . . . . . .      (2.98)          --              (4.39)           --
                                                                      -----------     -----------      ----------       ----------

                                                                      $     13.27           16.55           32.46            35.94
                                                                      ===========     ===========      ==========       ==========

            Cash distributions per limited partnership interest. . .  $     --              --              --               --
                                                                      ===========     ===========      ==========       ==========





















                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)


                                                                                            1994              1993
                                                                                        ------------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .   $(15,064,782)     (16,699,670)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,874,605        6,173,723
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .       569,249          620,152
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .     1,613,348        1,028,253
    Partnership's share of loss from operations of unconsolidated ventures . . . . . .     9,441,407        9,835,452
    Venture partners' share of ventures' operations and gain on sale or disposition of
      investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (286,473)      (1,721,395)
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . . . . .         --           2,166,799
    Total gain on sale or disposition of investment properties . . . . . . . . . . . .    (2,743,305)           --
    Gain on sale of interests in unconsolidated ventures . . . . . . . . . . . . . . .         --          (2,856,567)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .        29,542          205,614
    Current portion of notes receivable. . . . . . . . . . . . . . . . . . . . . . . .        10,757          175,288
    Escrow deposits and restricted securities (note 4(a)). . . . . . . . . . . . . . .      (881,002)        (342,720)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       632,839          568,110
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (227,712)         (84,799)
    Amounts due affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       195,195          643,556
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       738,693        2,048,693
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       537,066          676,051
    Deposits and advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (430,000)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (183,450)          51,805
                                                                                        ------------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       255,977        2,058,345
                                                                                        ------------      -----------
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                                                             1994              1993
                                                                                         ------------      -----------
Cash flows from investing activities:
Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . .     1,530,968          126,075
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .      (680,784)        (721,347)
  Cash proceeds from sale of investment property (note 9(a)) . . . . . . . . . . . . .     2,810,896            --
  Cash proceeds from sale of interest in unconsolidated venture (note 9(c)). . . . . .         --             229,140
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .     3,807,873          957,832
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .    (1,260,570)        (517,939)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (72,205)        (187,550)
                                                                                        ------------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . .     6,136,178         (113,789)
                                                                                        ------------      -----------
Cash flows from financing activities:
  Principal payment on note payable. . . . . . . . . . . . . . . . . . . . . . . . . .       (70,701)           --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      (462,160)        (517,718)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (305,895)        (138,638)
  Contributions from venture partners. . . . . . . . . . . . . . . . . . . . . . . . .        45,000            --
                                                                                        ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .      (793,756)        (656,356)
                                                                                        ------------      -----------
          Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  5,598,399        1,288,200
                                                                                        ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .  $ 14,670,282       14,245,866
                                                                                        ============      ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interest in unconsolidated venture (note 9(b))  $      --           2,627,427
                                                                                        ============      ===========
    Sale of investment property (note 9(a)):
      Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . .  $ 16,268,000            --
      Principal balance due on mortgage payable. . . . . . . . . . . . . . . . . . . .    13,457,104            --
                                                                                        ------------      -----------
          Cash proceeds from sale of investment property, net of selling expenses. . .  $  2,810,896            --
                                                                                        ============      ===========
    Disposition of investment property (note 4(a)(i)):
      Balance due on long-term debt canceled . . . . . . . . . . . . . . . . . . . . .  $  3,100,000            --
      Accrued interest expense on accelerated long-term debt . . . . . . . . . . . . .       997,056            --
      Reduction of investment property . . . . . . . . . . . . . . . . . . . . . . . .    (2,016,927)           --
      Reduction of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .       (16,467)           --
                                                                                        ------------      -----------
          Non-cash gain recognized due to lender realizing upon security . . . . . . .  $  2,063,662            --
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

                               JUNE 30, 1994 AND 1993

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, Eastridge Development Company ("Eastridge"); Daytona Park Associates ("Park") (see note 4(a)(i)); JMB/160 Spear Street Associates ("160 Spear"); Villa Solana Associates ("Villa Solana") (sold March 23, 1994, see note 9(a)); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the six months ended June 30, 1994 and 1993:

                                     1994                            1993
                           -------------------------      -------------------------
                          GAAP Basis       Tax Basis      GAAP Basis      Tax Basis
                          ----------       ---------      ----------      ---------
Net loss . . . . . .     $15,064,782      10,787,210      16,699,670      6,801,613
Net loss per
 limited partner-
 ship interest . . .     $     32.46           23.54           35.94          14.21
                         ===========      ==========      ==========      =========

     The net loss per limited partnership interest ("Interest") is based upon the interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation.

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

For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,268,112 at June 30, 1994 and none at December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, is $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor (note 9(c)). In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold its interest in Owings Mills Shopping Center (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold Villa Solana Apartments (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)). All of the properties owned at June 30, 1994 were completed and operating.

     All investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     (b)  Woodland Hills Apartments

     Effective February 1, 1991, the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt (which consists of first and second mortgage notes secured by the property) was scheduled to mature in June 1994. The maturity date of the first mortgage loan was extended to September 1, 1994 and an agreement in

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


principle has been reached with the lender of the second mortgage loan to refinance both notes, however there is no assurance that such refinancing will be executed (see note 4(b)).

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

     During 1989, the Partnership disposed of its interest in the Boatmen's venture (note 3(c)). During 1991, the Partnership sold a portion of its interest in the Harbor venture. In January 1993, the Partnership sold the remaining portion of its interest in the Harbor venture (note 9(c)). In June 1993, the Partnership sold its interest in the JMB/Owings Mills Associates joint venture (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments to an independent third party (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)).

     (b)  JMB/900

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partner assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement, to the extent such funds were not available from the investment property.

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

     JMB/900, on behalf of the joint venture, has entered into a non-binding letter of intent with the existing lender for the extension of its mortgage loan in the amount of $90,411,000 which matures in December 1994. The proposed terms of the extension would extend the loan for seven years with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 25 year principal amortization schedule. The current interest rate is 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The letter of intent contemplates a closing for this extension by the end of September 1994 with the terms being effective upon the current maturity date in December 1994. The letter of intent is non-binding with respect to the loan extension, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including approval by the unaffiliated venture partners. Therefore, there can be no assurance that a loan extension will be consummated on these or any terms.

     (c)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

     On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the joint venture partners make payments totalling $2,325,000 to the Partnership. The remaining notes do not bear interest and were scheduled to be due May 31, 1993. As of June 30, 1994, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of June 30,1994. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement only to the extent of the cash collected.

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

     The land underlying the office building is subject to a ground lease which has a term through June 2067 and provides for annual rental payments of $1,075,000. The terms of the ground lease grant 125 Broad a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at 10-year intervals.

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at June 30, 1994 was 6.25% per annum. The amount of such outstanding O&Y partner non-recourse loans was approximately $17,608,000 at June 30, 1994. Due to a major tenant vacating in 1991, the property operated at a deficit in 1993 and is expected to operate at a deficit in 1994 and for the next several years. Such deficits through 1995 are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


balance and any accrued and unpaid interest of such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not required to be covered by the capital contributions or advances of the O&Y partners described above.

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993 as described above. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $37,600,000 through June 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of June 30, 1994, the arrearage under the mortgage loan had increased to approximately $62,990,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $37,600,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectibility of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses, approximately $2,606,000 and $2,571,000 for the six months ended June 30, 1994 and 1993, respectively, is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Also, JMB/125 is not likely to commit any significant additional amounts to the property. As discussed above, the O&Y partners are negotiating to transfer the property to the lender. This is expected to result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances as discussed above, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be requested to bear a share of such additional capital contribution obligation.

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

     (g)  JMB/Piper

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000. Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992 or 1993. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 29% of the ground rent (25% after January 15, 1992 as a result of the Larkin, Hoffman, Daly & Lindgren, Ltd. settlement discussed below), such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender during the second quarter of 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of June 30, 1994, the manager has deferred approximately $2,094,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

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

     During the second quarter of 1994, the manager reached an agreement with Piper Jaffray, Inc. (275,758 square feet) to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995. Such space is currently leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

(4)  LONG-TERM DEBT

     (a)  Debt Modifications

          (i)  Park

     On May 17, 1994, the lender concluded proceedings to realize upon its security and took title to the property as described below.

     In March 1988 and November 1991, the mortgage note secured by Park at Countryside Apartments located in Daytona Beach, Florida was modified to reduce the monthly installments payable. The new agreement provided for annually increasing minimum monthly interest payments from $18,033 (7.0% per annum) through 1991 to $23,250 (9.0% per annum) for 1995. The contract rate on the loan remained at 11.25% per annum. The deferrals, along with interest thereon, and the outstanding principal balance were to become due and payable at maturity on January 1, 1996.

     In October 1993, the joint venture ceased making the required debt service payments, but after discussions with the lender, the venture was unable to secure an additional modification of the loan. Therefore, the loan had been classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. On May 17, 1994, the lender realized upon its mortgage security and took title to the property. Since the Partnership had received, through the date of disposition, losses and distributions in excess of its original cash investment in the property, the Partnership recognized a gain on disposition in 1994 of $1,334,684 (net of the venture partner's share of $728,978) for financial reporting purposes. In addition, the Partnership expects to recognize a gain in 1994 of approximately $836,000 (net of venture partner's share of approximately $397,000) for Federal income tax purposes, with no corresponding distributable proceeds.
The venture remitted approximately $123,000 of cash flow debt service payments to the lender in 1994.

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

In addition, upon maturity or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. The affiliated joint venture is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account is to be used to cover the costs of capital and tenant improvement and lease inducements ($1,029,494 used as of June 30, 1994), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (iii)  160 Spear Street Building

     The Partnership reached an agreement, effective February 10, 1992, with the first mortgage lender to modify the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. Under the terms of the agreement, the modified first mortgage note of approximately $33,750,000 and the second mortgage note of $5,435,000 require monthly debt service (reduced to interest only payments) of approximately $262,000 (9.3% per annum) and $57,000 (12.55% per annum), respectively, through February 10, 1995. Beginning March 10, 1995, monthly payments of principal and interest of approximately $337,000 (for combined first and second mortgage note) are required through maturity of the loan, which is extended to February 10, 1999. Additionally, the Partnership is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of June 30, 1994, approximately $62,000 has been placed in, and withdrawn for expenditures approved by the lender, from the escrow account.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at June 30, 1994) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of June 30, 1994, the

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


amount of such principal and interest payments in arrears is approximately $7,267,000. Therefore, the loan has been classified at June 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements.

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

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994, and has been classified at June 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. The joint venture is negotiating with the current lender for a new loan, although there can be no assurance the joint venture will be able to obtain such financing.

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

         (vi)  California Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate is reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date is extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $1,109,000) of the monthly cash flow paid from March 1993 to June 1994 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender ($323,120 was used as of June 30, 1994). The joint venture also was required to fund $500,000 into the reserve account, upon the execution of the modification.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  Cancellation of Wrap Note

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller cancelled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see notes 2(b) and 6). The obligations to make payments on the two underlying mortgage loans have been assumed by the Partnership. The mortgage note receivable wrapped around and was subordinate to first and second mortgage loans in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan bears interest at the rate of 12.8% per annum and required monthly payments of interest only in arrears through June 1, 1994. On July 1, 1994 the maturity date of the first mortgage loan was extended to September 1, 1994 based on the original terms of the note, for a fee of $15,000. The second mortgage loan bears interest at 11.7% per annum and required monthly payments of interest only in arrears until June 1, 1994 when the entire principal balance and accrued interest in the amount of $12,253 was due and payable. The Partnership has reached an agreement in principle with the lender of the second mortgage loan to refinance both the first and second mortgage notes for a period of three years beginning September 1, 1994. However, there can be no assurance that such refinancing will be executed. The mortgage loans have been classified at June 30, 1994 and December 31, 1993 as current liabilities in the accompanying consolidated financial statements (see note 2(b)).


(5)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average adjusted capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. Accordingly, up to $561,000 of sale proceeds from Erie-McClurg Parking Facility for the General Partners has been deferred.


(6)  MANAGEMENT AGREEMENTS

     For a fee computed as a percentage of rental income, an affiliate of the Corporate General Partner assumed management of the 9701 Wilshire Building, the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Springbrook Shopping Center, the Villa Solana Apartments (see note 9(a)), RiverEdge Place Building and Village Northeast Apartments in June 1986, January 1988, May 1988, July 1989, December 1989, September 1992, and August 1993, respectively.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,082,000 as of June 30, 1994. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the notes at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the notes. The Partnership has put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. The Partnership is pursuing its legal remedies against the seller and certain of its principals. The collectibility of the amounts discussed above is uncertain. For financial reporting purposes, the Partnership ceased accruing interest on the notes receivable as of February 1991. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements.


(8)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one-tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% and the Cal Plaza venture is obligated to pay 60% (the venture ownership percentages) of the amounts owed under the promissory notes (to the extent cash flow of the property is insufficient to pay such amounts, see note 3(e)). During July 1992, July 1993, and June 1994, $70,701 of principal and $68,788; $60,304 and $51,820 of interest respectively was paid to the tenant from cash flow generated from operations of the property. As of June 30, 1994, the outstanding balance of the notes was $361,135.


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

     For financial reporting purposes, the venture recognized, on the date of sale, gain of $679,643 of which the Partnership's share is $631,566. The venture's gain for Federal income taxes is approximately $2,614,000, of which the Partnership's share is approximately $2,421,000.

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66. At June 30, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,202,605 received through June 30, 1994 is $10,002,431, of which the Partnership's share is $5,001,215. In April 1994, the Partnership paid approximately $255,000 of Maryland state withholding taxes related to the sale on behalf of the Limited Partners of the Partnership.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship (or its consolidated ventures) to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                                                                     Unpaid at
                                         1994         1993         June 30, 1994
                                      ---------     --------       -------------
Property management and
  leasing fees . . . . . . . .         $413,178      456,986           2,071,076
Insurance commissions. . . . .           52,404       63,172              --
Management fee to corporate
  general partner. . . . . . .            --           --                724,121
Reimbursement (at cost)
  for out-of-pocket
  expenses . . . . . . . . . .           90,041       49,720                  70
                                       --------      -------           ---------

                                       $555,623      569,878           2,795,267
                                       ========      =======           =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administra-tion of the Partnership and the operation of the Partnership's properties. Such costs were $90,404 for the six months ended June 30, 1994, $166,148 for the year ended December 31, 1993 and $864,110 in the aggregate for the years ended December 31, 1992, 1991, 1990, 1989 and 1988, of which $845,855 was unpaid as of June 30, 1994. All of such fees were paid to the Corporate General Partner and its affiliates in July 1994.

     The General Partners and its affiliates have deferred payment of certain partnership management fees and property management and leasing fees as set forth in the above table. Effective October 1, 1993, the Partnership began paying property management and leasing fees on a current basis. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $2,866,734 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of two unconsolidated entities, which are not included in the consolidated financial statements. Distributions to the General Partners of net cash flow of the Partnership aggregating $249,571 also have been deferred. The cumulative deferred amounts (including reimbursement for salaries and direct expenses and the proportionate reimbursements described above, and the deferral of property management fees by one of the Partnership's unconsolidated entities that stopped deferring property management fees by means of reimbursement not included above) aggregated $7,029,132 at June 30, 1994. These amounts (approximately $16 per Interest) do not bear interest and are expected to be paid in future periods (previously deferred partnership management fees of $724,122 and deferred distributions of $249,571 were paid to the General Partners in August 1994). In addition, up to approximately $561,000 of sale proceeds from the sale of the Erie-McClurg Parking Facility for the General Partners is subordinated to the satisfaction of certain conditions (see note
5).

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such Company. The fees earned by such company from the Partnership for the six months ended June 30, 1994 were approximately $12,000.

(11)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II, JMB/900, South Tower, JMB/Owings and JMB/125, for the six months ended June 30, 1994 and 1993 is as follows:

                                                           1994            1993
                                                       -----------     -----------
     Total income of properties. . . . . . . . . .     $69,341,656      73,350,289
                                                       ===========     ===========
     Operating loss of ventures. . . . . . . . . .     $28,368,817      29,145,896
                                                       ===========     ===========
     Gain on sale of interest in investment
       property. . . . . . . . . . . . . . . . . .     $     --         11,644,460
                                                       ===========     ===========
     Net loss. . . . . . . . . . . . . . . . . . .     $28,368,817      17,501,436
                                                       ===========     ===========
     Partnership's share of loss . . . . . . . . .     $ 9,115,268       3,548,470
                                                       ===========     ===========

(12)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $10,618,000. Such funds and short-term investments of approximately $8,636,000 are available for the Partnership's share of leasing costs and capital improvements at 9701 Wilshire Building, 160 Spear Street Building, Springbrook Shopping Center, Eastridge Mall and 260 Franklin Street, and the Partnership's share of operating deficits currently being incurred at 260 Franklin Street Building (to the extent not funded from escrowed reserves for 260 Franklin as discussed below), 900 Third Avenue, Eastridge Mall, Springbrook Shopping Center and 9701 Wilshire Building as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by deciding to suspend operating distributions (except for certain withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred cash distributions, management and leasing fees and reimbursements payable to them in an aggregate amount of $7,029,132 (approximately $16 per interest) through June 30, 1994. These amounts, which do not bear interest, are expected to be paid in future periods. A portion of such deferred distributions and fees was paid to the General Partners and their affiliates in July and August of 1994. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Reference is made to
Note 10 relating to this deferral of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $2,194,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $4,122,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at one property, and through the sale or refinancing of such investments, as well as cash and short-term investments currently held.

     A number of mortgage loans secured by the Partnership's investment properties will mature in 1994 and will need to be extended or refinanced, including the mortgage loans related to the Wells Fargo Center, 9701 Wilshire Building and the Dunwoody Apartments (Phase I and III). In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to 125 Broad, 160 Spear Street, 900 Third Avenue, Woodland Hills Apartments and RiverEdge Place. The current status of the attempts to extend, refinance, modify or restructure these loans, as well as other possible mortgage loan modifications, are discussed below.

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

     The first mortgage note secured by the Woodland Hills Apartments in the principal amount of $6,800,000 is scheduled to mature on September 1, 1994 (due to the Partnership obtaining an extension from June 1, 1994 for a fee of $15,000). The second mortgage note secured by the property in the principle amount of $1,256,667 matured June 1, 1994. The Partnership has reached an agreement in principle with the lender of the second mortgage note to refinance both notes. However, there can be no assurance that such refinancing will be executed. The loans have been classified at June 30, 1994 and December 31, 1993 as current liabilities in the accompanying consolidated financial statements. Reference is made to Note 4(b).

     In October 1993, the joint venture ceased making the required debt service payments on the mortgage note secured by Park at Countryside Apartments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Based on current and anticipated market conditions, the Partnership and the joint venture partners were unwilling to commit any additional amounts to the property since the likelihood of recovering any such amounts was remote. Consequently, the lender realized upon its mortgage security interest and took title to the property on May 17, 1994. The loan in the principal amount of $3,100,000, was classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. Reference is made to Note 4(a)(i).

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994, and has been classified as a current liability at June 30, 1994 and December 31, 1993 in the accompanying consolidated financial statements. The joint venture is negotiating with the current lender for a new loan although there can be no assurance the joint venture will be able to obtain such financing.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. In April 1994, the Partnership paid approximately $255,000 of Maryland state withholding taxes related to the sale on behalf of the Limited Partners of the Partnership. Reference is made to Note 9(b).

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

     During the second quarter of 1994, the manager reached an agreement with Piper Jaffray, Inc. (275,758 square feet) to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995. Such space is currently leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of June 30, 1994, the manager has deferred approximately $2,094,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(g) for further discussion of this investment property.


     160 Spear Street Building

     Due to the rental concessions granted to facilitate leasing, the property operated at an approximate break-even level in 1993, and is expected to operate an approximate break-even level in 1994. As more fully discussed in
Note 4(a)(iii), effective February 1992, the Partnership reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. It is anticipated that there will be significant costs related to releasing this space. The venture has approached the lender regarding an additional modification to the loan due to the increased deficits anticipated in connection with the re-leasing costs. Should the venture not be successful in obtaining an additional loan modification or alternative financing, or, should the Partnership decide not to commit any significant additional funds for the anticipated re-leasing costs, this may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     125 Broad Street Building

     Vacancy rates in the downtown Manhattan office market have increased over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates may continue over the next few years. The current competitive market in downtown Manhattan has significantly affected the 125 Broad Street Building, as the occupancy has decreased to 54% at June 30, 1994 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000 which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by low effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations and it appears unlikely that the O&Y Partners will fulfill their obligations to 125 Broad and JMB/125. Releasing of the building's vacant space will depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 does not intend to contribute funds to 125 Broad to pay such costs. The O&Y partners have made outstanding loans to 125 Broad of approximately $17,608,000 as of June 30, 1994. Such loans, which are non-recourse to JMB/125, are payable out of cash flow from property operations or sale or refinancing proceeds. Based on the facts discussed above and as described more fully in Note 3(f), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of 125 Broad's ability to recover the net carrying value of the investment property through future operations or sale.

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

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, and as a result, 125 Broad defaulted on its mortgage loan, which has an outstanding principal balance of $277,000,000 in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to the joint venture for its lease at the 125 Broad Street Building in the amount of approximately $37,600,000 through June 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of June 30, 1994, the arrearage of principal and interest under the mortgage loan had
increased to approximately $62,990,000.   As discussed above, approximately
$26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, JMB/125 has reserved the entire $37,600,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectibility of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,606,000 and $2,571,000 for the six months ended June 30, 1994 and 1993, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Also, JMB/125 is not likely to commit any significant additional amounts to the property. As discussed above, the O&Y partners are negotiating to transfer the property to the lender. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be required to bear a share of additional capital contribution obligation. Reference is made to Note 3(f).

     260 Franklin Street Building

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, the affiliated joint venture reached an agreement with the lender to modify the long-term mortgage note secured by 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements, as defined, which are the primary components of the anticipated operating deficits noted above with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $495,200 at June 30, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant costs related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If the affiliated joint venture is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting purposes.

     900 Third Avenue Building

     During the quarter, occupancy of this building remained at 94%, down from 95% at the end of 1993. The midtown Manhattan market remains depressed and 16% of the leases at the property expire during 1994 through 1996. The property is expected to operate at a deficit in 1994 due to certain leasing costs expected to be incurred. Such deficit would be paid by cash reserves currently held by the joint venture.

     JMB/900, on behalf of the joint venture, has entered into a non-binding letter of intent with the existing lender for the extension of its mortgage loan in the amount of $90,411,000 which matures in December 1994. The proposed terms of the extension would extend the loan for seven years with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 25 year principal amortization schedule. The current interest rate is 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The letter of intent contemplates a closing for this extension by the end of September 1994 with the terms being effective upon the current maturity date in December 1994. The letter of intent is non-binding with respect to the loan extension, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including approval by the unaffiliated venture partners. Therefore, there can be no assurance that a loan extension will be consummated on these or any terms.

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

     Wells Fargo Center

     The Wells Fargo Center operates in the Downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. The Partnership is also aware that a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing or attempting to sub-lease approximately one-half of its space which is scheduled to expire in December 1998. The Partnership expects that the competitive market conditions will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back from the two tenants noted above and the expansion of one of the other major tenants in the building. The property is expected to produce cash flow in 1994. The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. Further, there is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature in December of 1994. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Note 1.

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

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. Preliminary estimates of the damage range from $200,000 to $500,000. Much of this damage occurred within tenant premises in the building. The Partnership does not believe it has any significant obligations to reimburse tenants for such repairs. However, in anticipation of the passage of the Los Angeles Earthquake Repair Ordinance that will likely initially require inspection of certain buildings in areas affected by the earthquake, the Partnership has begun to conduct inspections of certain joints in the structural steel frame of the building. The Partnership will monitor and comply with the Ordinance. While the Partnership carried earthquake insurance on this property, it is anticipated that the total damages will not exceed the policy's deductible amount. Although the property produced cash flow to the Partnership in 1993, there is uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations and sale as a result of the substantial amount of tenant space (approximately 83% of the building) under leases that are scheduled to expire during 1995 and 1996. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $1,740,533 recorded as of June 30, 1992. Such provision was recorded to reduce the net carrying value of the investment property to the June 30, 1992 outstanding balance of the related non-recourse financing.

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

As more fully discussed in Note 4(a)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender ($323,120 used as of June 30, 1994). Additionally, due to the uncertainty of the Partnership's ability to recover the net carrying value of the California investment property, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment of California Plaza at June 30, 1993 of $2,166,799 (which included $1,558,492 relating to the venture partner's deficit investment balance at that date). Such provision reduced the net carrying value of the investment property to the June 30, 1993 outstanding balance of the related non-recourse mortgage note. Reference is made to Notes 1 and 4(a)(vi).

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

     The 9701 Wilshire Building operated at a slight deficit in 1993 due to the costs incurred in connection with the re-leasing of the vacant space in the building, and is expected to operate at a deficit in 1994. The mortgage note secured by the property matured on January 1, 1994. The Partnership obtained extensions of this note from the existing lender until August 15, 1994. The Partnership paid the lender $110,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remain the same on the loan as prior to the original maturity date. The unpaid principal and interest matures on August 15, 1994, and thus, the loan has been classified at June 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. The Partnership has entered into a letter of intent with a prospective purchaser for the sale of the property. There can be no assurance that the Partnership will be able to finalize this sale. The potential sale of the property would likely result in a gain for financial reporting purposes and a loss for Federal income tax purposes. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at June 30, 1994 as compared to December 31, 1993 is partially due to the 1994 sale of U.S. Government obligations classified as short-term investments at December 31, 1993 and the purchase of U.S. Government obligations classified as cash equivalents at June 30, 1994. Reference is made to Note 1. The increase in cash and cash equivalents is also due to the receipt of approximately $2,560,000 of net sale proceeds (after payment of prorations) related to the sale of Villa Solana Apartments on March 23, 1994 (see Note 9(a)), and the receipt of $2,288,000 of distributions from the Wells Fargo Center investment property related to 1993 and 1994 operations.

     The increase in the balance of escrow deposits and restricted securities and accrued real estate taxes at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties. The increase in escrow deposits and restricted securities is also due to the continued escrow of excess cash flow pursuant to the loan modification at the Cal Plaza office building. Reference is made to Note 4 (a) (vi).

     The decrease in land, buildings and improvements, current portion of long-term debt, accrued interest payable and tenant security deposits at June 30, 1994 as compared to December 31, 1993 is primarily due to the sale of Villa Solana Apartments on March 23, 1994 and to the lenders obtaining legal title to the Park at Countryside Apartments on May 17, 1994. In addition, such actions are the reason for the gain on sale or disposition of investment properties for the six months ended June 30, 1994 consisting of the $631,566 gain on sale of the Villa Solona Apartments and $1,334,684 gain on disposition of the Park at Countryside Apartments.

     The decrease in current portion of notes payable at June 30, 1994 as compared to December 31, 1993 is due to the June, 1994 principal payment on promissory notes related to the California Plaza office building (Reference is made to Note 8).

     The decrease in the balance of accounts payable at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of certain operating expense payments at the 160 Spear Street building, Eastridge Mall and 260 Franklin Street office building.

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 are primarily due to the sale of Villa Solona Apartments on March 23, 1994. Reference is made to Note 9 (a). The decrease in property operating expenses for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 is partially offset by the payment of approximately $210,000 of loan extension fees at the Villa Solona Apartments and 9701 Wilshire building in the first quarter of 1994.

     The increase in interest income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily the result of higher balances of U.S. Government obligations in 1994 due to the receipt of approximately $2,560,000 of net sale proceeds from the sale of Villa Solana and $2,288,000 of distributions from Wells Fargo Center in 1994 as discussed above.

     The provision for value impairment of $2,166,799 for the three and six months ended June 30, 1993 relates to the provision for value impairment recorded at June 30, 1993 at Cal Plaza. Reference is made to Note 1.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three and six months ended June 30, 1994 as compared to the same period in 1993 is primarily due to the Partnership's share of losses of JMB/Owings in 1993. JMB/Owings sold its Partnership interest in Owings Mills Limited Partnership on June 30, 1993, and thus there are no losses from JMB/Owings in 1994 for financial reporting purposes.

     The decrease in venture partners' share of ventures' operations for the three and six months ended June 30, 1994 as compared to the same period in 1993 is primarily due to the venture partner at the California Plaza investment property not being allocated any losses in 1994, as a result of the impairment recorded at California Plaza at June 30, 1993 which resulted in the write-off of the venture partner's deficit investment balance at June 30, 1993. Reference is made to Note 1.

     The gain on sale of interests in unconsolidated ventures for the six months ended June 30, 1993 relates to the $229,140 gain on sale of the remaining interest in Harbor Overlook Limited Partnership in January 1993 and the $2,627,427 gain on the Partnership's sale of interest in JMB/Owings in June 1993. Reference is made to Notes 9(b) and (c).



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage loan secured by the 125 Broad Street property is in default at June 30, 1994 due to the partial payment of scheduled debt service since June 1992. The mortgage loan secured by the Park at Countryside Apartments was in default due to the venture ceasing the required debt service payments in October 1993, prior to the lender realizing upon its mortgage security interest in the property on May 17, 1994. The second mortgage loan secured by the Woodland Hills Apartments matured June 1, 1994. However, the Partnership has reached an agreement in principle to refinance the loan. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. Reference is made to Notes 3(f), Notes 4(a)(i), 4(b) and 4(a)(iv) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of those investment properties in Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for discussions of such loan defaults, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                                     1993                                  1994
                                                        -------------------------------        ------------------------------
                                                        At       At        At       At        At       At        At       At
                                                       3/31     6/30      9/30    12/31      3/31     6/30      9/30    12/31
                                                       ----     ----      ----    -----      ----     ----     -----    -----
 1. 900 Third Avenue Building
     New York, New York. . . . . . . . . . . . . . . . 91%      94%       94%      95%       94%      94%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota                            97%      98%       98%      98%       99%      99%
 3. RiverEdge Place (a)
     Fulton County (Atlanta), Georgia. . . . . . . . . 85%      83%       84%      89%       87%      88%
 4. Wells Fargo Center - IBM Tower
     Los Angeles, California . . . . . . . . . . . . . 98%      98%       98%      98%       97%      97%
 5. Villa Solana Apartments
     Laguna Hills, California. . . . . . . . . . . . . 94%      91%       91%      91%       N/A      N/A
 6. Eastridge Mall
     Casper, Wyoming . . . . . . . . . . . . . . . . . 90%      90%       90%      91%       91%      92%
 7. Woodland Hills Apartments
     DeKalb County (Atlanta), Georgia. . . . . . . . . 96%      87%       98%      92%       89%      98%
 8. Park at Countryside Apartments
     Port Orange (Daytona Beach), Florida. . . . . . . 97%      95%       97%      99%       98%      N/A
 9. 160 Spear Street Building
     San Francisco, California . . . . . . . . . . . . 93%      95%       94%      91%       91%      88%
10. 21900 Burbank Boulevard Building
     Los Angeles (Woodland Hills), California. . . . . 98%      98%      100%      99%       99%     100%
11. 125 Broad Street Building
     New York, New York. . . . . . . . . . . . . . . . 72%      72%       72%      54%       54%      54%
12. Owings Mills Shopping Center
     Owings Mills (Baltimore County), Maryland . . . . 93%      N/A       N/A      N/A       N/A      N/A
13. 260 Franklin Street Building
     Boston, Massachusetts . . . . . . . . . . . . . . 97%      98%       97%      99%       99%      99%
14. 9701 Wilshire Building
     Beverly Hills, California . . . . . . . . . . . . 92%      96%       93%      93%       89%      89%
15. California Plaza
     Walnut Creek, California. . . . . . . . . . . . . 94%      96%       97%      95%       95%      99%
16. Dunwoody Crossing (Phase I, II and III) Apartments
     DeKalb County (Atlanta), Georgia (b). . . . . . . 94%      96%       93%      90%       91%      93%
17. NewPark Mall
     Newark (Alameda County), California . . . . . . . 71%      73%       80%      81%       80%      80%
18. Springbrook Shopping Center
     Bloomingdale, Illinois. . . . . . . . . . . . . . 95%      95%       95%      74%       74%      71%

- - --------------------

     An N/A indicates that the property, or the Partnership's interest in the property was sold or was not owned by the Partnership at the end of the period.

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

            4-B.      Documents relating to the modification of the mortgage
loan secured by 260 Franklin Street Building are hereby incorporated herein by reference to Exhibit 4-B to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16111) dated March 19, 1993.

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


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  GAILEN J. HULL
                                  Gailen J. Hull, Principal Accounting Officer
                            Date: August 12, 1994