Form 10-Q
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1994-11-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994      Commission file #0-16111




         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
    (Exact name of registrant as specified in its charter)





                Illinois              36-3314827
      (State of organization)(IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL     60611
(Address of principal executive office)(Zip Code)




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
Yes   X    No
                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . .     29




PART II  OTHER INFORMATION


Item 3.  Defaults on Senior Securities . . . . . . .     41

Item 5.  Other Information . . . . . . . . . . . . .     42

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     44



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                             CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $    871,631    5,020,087
  Short-term investments (note 1). . . . . . . . . . . . . . . . .     14,524,940   10,167,294
  Interest, rents and other receivables. . . . . . . . . . . . . .      1,249,730    1,092,658
  Current portion of notes receivable (net of allowance for
    doubtful accounts of $1,466,051 in 1994 and 1993, note 7). . .         17,718       34,073
  Escrow deposits and restricted securities (notes 1 and 4(a)) . .      7,912,175    6,151,429
                                                                     ------------ ------------
        Total current assets . . . . . . . . . . . . . . . . . . .     24,576,194   22,465,541
                                                                     ------------ ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,388,166   37,109,099
    Buildings and improvements . . . . . . . . . . . . . . . . . .    358,149,382  376,030,478
                                                                     ------------ ------------
                                                                      390,537,548  413,139,577
    Less accumulated depreciation. . . . . . . . . . . . . . . . .   (110,988,858)(107,997,321)
                                                                     ------------ ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . .    279,548,690  305,142,256
                                                                     ------------ ------------
Investment in unconsolidated ventures,
  at equity (notes 3 and 11) . . . . . . . . . . . . . . . . . . .     27,509,386   28,554,815
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .      3,649,198    4,305,261
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .      5,769,979    6,719,239
Venture partners' deficits in ventures . . . . . . . . . . . . . .      5,414,474    4,699,065
                                                                     ------------ ------------
                                                                     $346,467,921  371,886,177
                                                                     ============ ============
                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES
                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                -----------------------------------------------------
                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . .   $ 78,368,901   95,188,325
  Current portion of notes payable (note 8). . . . . . . . . . . .         70,701       70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      2,098,612    2,256,478
  Amounts due to affiliates (note 10). . . . . . . . . . . . . . .      5,122,333    6,410,710
  Accrued interest payable . . . . . . . . . . . . . . . . . . . .      6,605,842    6,130,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      1,635,724      728,334
                                                                     ------------ ------------
        Total current liabilities. . . . . . . . . . . . . . . . .     93,902,113  110,784,930
Notes payable (note 8) . . . . . . . . . . . . . . . . . . . . . .        290,434      361,135
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .        670,478      863,192
Investment in unconsolidated ventures, at equity
  (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . .     45,799,514   28,318,569
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        360,000      360,000
Long-term debt, less current portion (note 4). . . . . . . . . . .    246,848,755  245,868,225
                                                                     ------------ ------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . .    387,871,294  386,556,051
Venture partners' subordinated equity in ventures. . . . . . . . .      9,243,856    9,901,367
Partners' capital accounts (deficits) (note 1):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .         20,000       20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .    (16,780,819) (15,779,416)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .       (872,867)    (600,866)
                                                                     ------------ ------------
                                                                      (17,633,686) (16,360,282)
                                                                     ------------ ------------
   Limited partners:
    Capital contributions, net of offering costs . . . . . . . . .    384,978,681  384,978,681
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .   (391,575,251)(368,991,190)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .    (26,416,973) (24,198,450)
                                                                     ------------ ------------
                                                                      (33,013,543)  (8,210,959)
                                                                     ------------ ------------
        Total partners' capital accounts (deficits). . . . . . .      (50,647,229) (24,571,241)
                                                                     ------------ ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7, 8 and 9)
                                                                     $346,467,921  371,886,177
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

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                     (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
Income:
  Rental income. . . . . . . . . . . . .    $13,457,982   13,768,577    39,564,744  40,092,330
  Interest income. . . . . . . . . . . .        233,744      123,450       585,203     357,627
                                            -----------   ----------    ----------  ----------
                                             13,691,726   13,892,027    40,149,947  40,449,957
                                            -----------   ----------    ----------  ----------
Expenses:
  Mortgage and other interest. . . . . .      8,223,717    8,688,914    25,246,045  26,011,726
  Depreciation . . . . . . . . . . . . .      2,894,918    3,114,493     8,769,523   9,288,216
  Property operating expenses. . . . . .      6,176,547    5,878,599    17,064,430  16,818,100
  Professional services. . . . . . . . .         13,942       15,883       458,688     448,279
  Amortization of deferred expenses. . .        293,051      296,891       862,300     917,043
  General and administrative . . . . . .        220,000      167,018       532,563     511,745
  Provisions for value impairment. . . .          --         916,309         --      3,083,108
                                            -----------  -----------    ----------  ----------
                                             17,822,175   19,078,107    52,933,549  57,078,217
                                            -----------  -----------    ----------  ----------
       Operating loss. . . . . . . . . .      4,130,449    5,186,080    12,783,602  16,628,260

Partnership's share of loss from
  operations of unconsolidated
  ventures . . . . . . . . . . . . . . .      4,987,011   23,932,658    14,428,418  33,768,110
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . .       (630,205)    (668,442)   (1,693,733) (2,389,837)
                                            -----------  -----------    ----------  ----------
        Net operating loss . . . . . . .      8,487,255   28,450,296    25,518,287  48,006,533

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
Gain on sale of interests in
  unconsolidated ventures
  (notes 9(b) and (c)) . . . . . . . . .          --           --            --     (2,856,567)
Gain on sale or disposition of
  investment properties, net
  of venture partner's share of
  gain of $776,717 (notes 4(a)(i)
  and 9(a)). . . . . . . . . . . . . . .          --           --       (1,932,823)      --
                                            -----------  -----------    ----------  ----------

        Net loss . . . . . . . . . . . .    $ 8,487,255   28,450,296    23,585,464  45,149,966
                                            ===========  ===========    ==========  ==========

        Net loss per limited partner-
         ship interest (note 1):
          Net operating loss . . . . . .    $     18.33        61.55         55.18      103.86
          Net gain on sale of
            interests in uncon-
            solidated ventures
            (notes 9(b) and (c)) . . . .          --           --            --          (6.37)
           Net gain on sale or dis-
             position of investment
             properties (notes 4(a)(i)
             and 9(a)) . . . . . . . . .          --           --            (4.31)      --
                                            -----------  -----------    ----------  ----------

                                            $     18.33        61.55         50.87       97.49
                                            ===========  ===========    ==========  ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . .    $      5.00        --             5.00       --
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

                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                     (UNAUDITED)
                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(23,585,464) (45,149,966)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      8,769,523    9,288,216
    Amortization of deferred expenses. . . . . . . . . . . . . . .        862,300      917,043
    Long-term debt - deferred accrued interest . . . . . . . . . .      1,421,474    1,542,376
    Partnership's share of loss from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . .     14,428,418   33,768,110
    Venture partners' share of ventures' operations
      and gain on sale or disposition of investment
      properties . . . . . . . . . . . . . . . . . . . . . . . . .       (917,016)  (2,389,837)
    Provisions for value impairment. . . . . . . . . . . . . . . .          --       3,083,108
    Total gain on sale or disposition of investment
      properties . . . . . . . . . . . . . . . . . . . . . . . . .     (2,709,540)       --
    Gain on sale of interests in unconsolidated ventures . . . . .          --      (2,856,567)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .       (157,072)     109,833
    Current portion of notes receivable. . . . . . . . . . . . . .         16,355      180,318
    Escrow deposits and restricted securities (note 4(a)). . . . .     (1,760,746)    (440,300)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .        949,260      853,585
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .       (157,866)       9,703
    Amounts due affiliates . . . . . . . . . . . . . . . . . . . .     (1,288,377)     753,243
    Accrued interest payable . . . . . . . . . . . . . . . . . . .      1,445,777    2,546,363
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .        907,390    1,069,573
    Deposits and advances. . . . . . . . . . . . . . . . . . . . .          --        (430,000)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .       (192,714)      79,508
                                                                     ------------  -----------
        Net cash provided by (used in) operating
          activities . . . . . . . . . . . . . . . . . . . . . . .     (1,968,298)   2,934,309
                                                                     ------------  -----------

                                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . .     (4,357,646)    (307,874)
  Additions to investment properties . . . . . . . . . . . . . . .       (948,673)  (1,078,758)
  Cash proceeds from sale of investment property (note 9(a)) . . .      2,810,896        --
  Cash proceeds from sale of interest in unconsolidated
    venture (note 9(c)). . . . . . . . . . . . . . . . . . . . . .          --         229,140
  Partnership's distributions from unconsolidated ventures . . . .      5,299,588    1,623,612
  Partnership's contributions to unconsolidated ventures . . . . .     (1,307,593)    (545,939)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       (222,704)    (335,900)
                                                                     ------------  -----------
        Net cash provided by (used in) investing activities. . . .      1,273,868     (415,719)
                                                                     ------------  -----------
Cash flows from financing activities:
  Principal payments on notes payable. . . . . . . . . . . . . . .        (70,701)     (70,701)
  Principal payments on long-term debt . . . . . . . . . . . . . .       (703,264)    (758,792)
  Venture partners' contributions to ventures. . . . . . . . . . .        249,450      143,400
  Distributions to venture partners. . . . . . . . . . . . . . . .       (438,987)    (185,741)
  Distributions to general partners. . . . . . . . . . . . . . . .       (272,001)       --
  Distributions to limited partners. . . . . . . . . . . . . . . .     (2,218,523)       --
                                                                     ------------  -----------
        Net cash used in financing activities. . . . . . . . . . .     (3,454,026)    (871,834)
                                                                     ------------  -----------
        Net increase (decrease) in cash and cash equivalents . . .   $ (4,148,456)   1,646,756
                                                                     ============  ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .   $ 22,378,794   21,922,987
                                                                     ============  ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interest in
      unconsolidated venture (note 9(b)) . . . . . . . . . . . . .   $      --       2,627,427
                                                                     ============  ===========
    Sale of investment property (note 9(a)):
      Total sale proceeds, net of selling expenses . . . . . . . .   $ 16,268,000        --
      Principal balance due on mortgage payable. . . . . . . . . .     13,457,104        --
                                                                     ------------  -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . .   $  2,810,896        --
                                                                     ============  ===========

                                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                         1994          1993
                                                                     ------------  -----------

    Disposition of investment property (note 4(a)(i)):
      Balance due on long-term debt canceled . . . . . . . . . . .    $ 3,100,000        --
      Accrued interest expense on accelerated long-term debt . . .        970,317        --
      Reduction of investment property . . . . . . . . . . . . . .     (2,023,953)       --
      Reduction of deferred expenses . . . . . . . . . . . . . . .        (16,467)       --
                                                                     ------------  -----------
        Non-cash gain recognized due to lender realizing
          upon security. . . . . . . . . . . . . . . . . . . . . .   $  2,029,897        --
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

                  SEPTEMBER 30, 1994 AND 1993

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the nine months ended September 30, 1994 and 1993:

                           1994                  1993
                ----------------------------------------------
                  GAAP BASIS  TAX BASIS GAAP BASIS  TAX BASIS
                  ----------  --------- ----------  ---------

Net loss . . .    $23,585,464 22,293,05645,149,966 13,458,325
Net loss
 per limited
 partnership
 interest. . .    $     50.87      48.23     97.49      27.17
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at September 30, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, is $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor (note 9(c)). In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold its interest in Owings Mills Shopping Center (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold Villa Solana Apartments (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)). All of the properties owned at September 30, 1994 were completed and operating.

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

     A number of mortgage loans secured by the Partnership's investment properties will mature in 1994 and will need to be extended or refinanced, including the mortgage loans related to the Wells Fargo Center, 900 Third Avenue, Woodland Hills Apartments and the Dunwoody Apartments (Phase I and III). In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to 125 Broad, 160 Spear Street and RiverEdge Place.

     (b)  Woodland Hills Apartments

     Effective February 1, 1991, the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt (which consists of first and second mortgage notes secured by the property) was scheduled to mature in June 1994. The maturity date of the first mortgage loan was extended to November 1, 1994 and both mortgage notes were refinanced November 2, 1994 (see note 12(b)).


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

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement will likely involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     JMB/900, on behalf of the joint venture, has entered into a non-binding letter of intent with the existing lender for the extension of its mortgage loan (in the amount of $90,006,750 at maturity) which matures in December 1994. The proposed terms of the extension would extend the loan for seven years with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The current interest rate is 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The letter of intent contemplates a closing for this extension by the end of November 1994 with the terms being effective upon the current maturity date in December 1994. The letter of intent is non-binding with respect to

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the loan extension, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including approval by the unaffiliated venture partners. Therefore, there can be no assurance that a loan extension will be consummated on these or any terms.

     (c)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

     On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the joint venture partners make payments totalling $2,325,000 to the Partnership. The remaining notes do not bear interest and were scheduled to be due May 31, 1993. As of September 30, 1994, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of September 30, 1994. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement only to the extent of the cash collected. There is no assurance that the remaining delinquent payments will be collected.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions as specified in the mortgage note. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was completed later that year.

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

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at September 30, 1994 was 6.25% per annum. The amount of such outstanding O&Y partner non-recourse loans was approximately $20,380,000 at September 30, 1994. Due to a major tenant vacating in 1991, the property operated at a deficit in 1993 and is expected to operate at a deficit in 1994 and for the next several years. Such deficits through 1995 are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest of such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not required to be covered by the capital contributions or advances of the O&Y partners described above.

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

     As described above, the terms of the 125 Broad joint venture agreement provide that the O&Y partners are obligated to advance to 125 Broad, in the form of interest-bearing loans, amounts required to pay operating deficits and capital improvement costs incurred during 1991 through 1995. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. During 1993, O&Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O & Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property, as well as the existing defaults of the O&Y Partners, it has appeared unlikely that the O&Y partners would meet their deficit funding obligations.

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993 as described above. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $41,960,000 through September 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of September 30, 1994, the arrearage under the mortgage loan had increased to approximately $70,660,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $41,960,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectibility of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses, approximately $3,858,039 and $3,835,845 for the nine months ended September 30, 1994 and 1993, respectively, is included in the Partnership's share of loss from operations of unconsolidated ventures. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     JMB/125 and certain affiliates of O&Y have reached an agreement in principle to settle their dispute regarding 125 Broad and its property. Under the terms of this agreement in principle, JMB/125 would assign its interest in 125 Broad to an affiliate of O&Y and release the O&Y partners from any claims related to 125 Broad. In return, JMB/125 would receive a promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances.

In addition, JMB/125 would receive a release from any claims of certain O&Y affiliates and would generally be indemnified against any liability as a general partner of 125 Broad. Completion of the agreement in principle is subject to the satisfaction of various conditions, including, among others, obtaining the consent and cooperation of the mortgage lender for the property, and there is no assurance that the transaction will be completed. In the event the transaction is completed, affiliates of O&Y intend to file a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. As a result, the transaction between JMB/125 and the O&Y affiliates could be subject to challenge by certain creditors resulting in changes or recission of the transaction. In the event that the transaction is completed as currently contemplated and not subsequently modified or rescinded, JMB/125 would no longer have an ownership interest in the office building, which would result in net gain for financial reporting and Federal income tax purposes to JMB/125 (and through JMB/125 and the Partnership, to the Limited Partners) with no distributable proceeds. JMB/125 would also be relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance.

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

     (g)  JMB/Piper

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000. Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992 or 1993.
In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender during the second quarter of 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note.
Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of September 30, 1994, the manager has deferred approximately $2,222,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

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

     (h)  South Tower

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures).

Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt.
The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature in December of 1994.
In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.


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

     In October 1993, the joint venture ceased making the required debt service payments, but after discussions with the lender, the venture was unable to secure an additional modification of the loan. Therefore, the loan had been classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. On May 17, 1994, the lender realized upon its mortgage security and took title to the property. Since the Partnership had received, through the date of disposition, losses and distributions in excess of its original cash investment in the property, the Partnership recognized a gain on disposition in 1994 of $1,301,257 (net of the venture partner's share of $728,640) for financial reporting purposes. In addition, the Partnership expects to recognize a gain in 1994 of approximately $836,000 (net of venture partner's share of approximately $397,000) for Federal income tax purposes, with no corresponding distributable proceeds. The venture remitted approximately $123,000 of cash flow debt service payments to the lender in 1994.

          (ii)  260 Franklin

     The affiliated joint venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, the affiliated joint venture shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled to be December 1995) or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. The affiliated joint venture is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and
(iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000.
The escrow account ($4,921,208 at September 30, 1994 - including accrued interest) is to be used to cover the costs of capital and tenant improvement and lease inducements ($1,056,831 used as of September 30, 1994), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (iii)  160 Spear Street Building

     The Partnership reached an agreement, effective February 10, 1992, with the first mortgage lender to modify the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. Under the terms of the agreement, the modified first mortgage note of approximately $33,750,000 and the second mortgage note of $5,435,000 require monthly debt service (reduced to interest only payments)

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of approximately $262,000 (9.3% per annum) and $57,000 (12.55%
per annum), respectively, through February 10, 1995.
Beginning March 10, 1995, monthly payments of principal and interest of approximately $337,000 (for combined first and second mortgage note) are required through maturity of the loan, which is extended to February 10, 1999. Additionally, the Partnership is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn plus accrued interest for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of September 30, 1994, approximately $199,000 has been placed in the escrow account and approximately $126,000 has been withdrawn for expenditures approved by the lender.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at September 30, 1994) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of September 30, 1994, the amount of such principal and interest payments in arrears is approximately $8,176,000. Therefore, the loan has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements.

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

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994, secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994, and has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994.
The joint venture also reached an agreement in principle with the current lender for a new loan. The venture has paid a $645,000 refundable fee (funded by contributions by the Partnership and Carlyle Real Estate Limited Partnership - XVI) to secure the interest rate on the proposed loan. This new loan would require monthly payments of principal and interest (8.65% per annum) of $171,737 beginning January 15, 1995 and continuing through December 15, 1997, when the remaining balance would be payable. There is no assurance that this proposed transaction will be consummated on these or any other terms.

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

         (vi)  California Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate is reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $1,408,000) of the monthly cash flow paid from March 1993 to September 1994 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used with accrued interest to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender ($323,120 was used as of September 30, 1994). If at any time the balance in the escrow account exceeds $2,120,000, the excess will be used to first pay off deferred interest, then pay principal on the mortgage loan. Any amounts remaining in the escrow account at the maturity date will be applied towards the remaining balances of principal and interest on the loan. The joint venture also was required to fund $500,000 into the reserve account, upon the execution of the modification.

     (b)  Cancellation of Wrap Note

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller cancelled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see notes 2(b) and 6).
The obligations to make payments on the two underlying mortgage loans have been assumed by the Partnership. The mortgage note receivable wrapped around and was subordinate to first and second mortgage loans in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan bears interest at the rate of 12.8% per annum and required monthly payments of interest only in arrears through June 1, 1994. The maturity date of the first mortgage loan was extended to November 1, 1994 based on the original terms of the note, for fees aggregating $35,000. The second mortgage loan bears interest at 11.7% per annum and required monthly payments of interest only in arrears until June 1, 1994 when the entire principal balance, and accrued interest in the amount of $12,253 was due and payable. The Partnership refinanced both the first and second mortgage notes effective November 2, 1994 with the lender of the second mortgage loan (see notes 2(b) and 12(b)).


(5)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average adjusted capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986.
Accordingly, up to $561,000 of sale proceeds from Erie-McClurg Parking Facility and $538,500 of sale proceeds from the Villa Solana Apartments for the General Partners have been deferred.


(6)  MANAGEMENT AGREEMENTS

     For a fee computed as a percentage of rental income, an affiliate of the Corporate General Partner assumed management of the 9701 Wilshire Building (see Note 12(a)), the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Springbrook Shopping Center, the Villa Solana Apartments (see note 9(a)), RiverEdge Place Building and Village Northeast Apartments in June 1986, January 1988, May 1988, July 1989, December 1989, September 1992, and August 1993, respectively.


(7)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,121,000 as of September 30, 1994. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the notes at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the notes. The Partnership has put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. The Partnership is pursuing its legal remedies against the seller and certain of its principals. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes were discharged. Additionally, it appears that the remaining parties to the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. For financial reporting purposes, the Partnership ceased accruing interest on the notes receivable as of February 1991.

As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements.


(8)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one-tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and its joint venture partner, the joint venture partner is obligated to pay 40% and the Cal Plaza venture is obligated to pay 60% (the venture ownership percentages) of the amounts owed under the promissory notes (to the extent cash flow of the property is insufficient to pay such amounts, see note 3(e)). During July 1992, July 1993, and June 1994, $70,701 of
principal and $68,788; $60,304 and $51,820 of interest, respectively, was paid to the tenant from cash flow generated from operations of the property. As of September 30, 1994, the outstanding balance of the notes was $361,135.

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66. At September 30, 1994, the total deferred gain of JMB/Owings including

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


principal and interest payments of $1,639,916 received through September 30, 1994 is $10,205,722, of which the Partnership's share is $5,102,861. In April 1994, the Partnership paid approximately $255,000 of Maryland state withholding taxes related to the sale on behalf of the Limited Partners of the Partnership.

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


(10)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners (see Note 6). In October 1994 one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Dunwoody Crossing Apartments and the RiverEdge Place Building after the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                   Unpaid at
                                                 September 30,
                            1994        1993          1994
                         ----------   --------   -------------
Property management
 and leasing fees. . . .   $612,061    682,186      2,255,599
Insurance commissions. .     56,692     63,323          --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . .    138,191    113,855             77
                           --------    -------      ---------

                           $806,944    859,364      2,255,676
                           ========    =======      =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's properties.

Such costs were $138,334 for the nine months ended September 30, 1994, $166,148 for the year ended December 31, 1993 and $864,110 in the aggregate for the years ended December 31, 1992, 1991, 1990, 1989 and 1988, all of which were paid as of September 30, 1994. As of December 31, 1993, $847,752 of
reimbursements was being deferred. All of such previously deferred reimbursements were paid to the Corporate General Partner and its affiliates in July 1994.

     The General Partners and its affiliates have deferred payment of certain property management and leasing fees as set forth in the above table. Effective October 1, 1993, the Partnership began paying property management and leasing fees on a current basis. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $2,866,734 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of two unconsolidated entities, which are not included in the consolidated financial statements. The cumulative deferred amounts (including the proportionate reimbursements described above and the deferral of property management fees by one of the Partnership's unconsolidated entities that stopped deferring property management fees by means of reimbursement not included above) aggregated $5,327,735 at September 30, 1994. These amounts (approximately $12 per Interest) do not bear interest and are expected to be paid in future periods. In addition, up to approximately $561,000 of sale proceeds from the sale of the Erie-McClurg Parking Facility and $538,500 of sale proceeds from the Villa Solana Apartments for the General Partners is subordinated to the satisfaction of certain conditions (see note 5).

     Previously deferred partnership management fees of $724,121 related to the years 1989 through 1992 and deferred distributions of $249,591 related to the years 1990 through 1992 were paid to the General Partners in August 1994.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the properties owned by the Partnership. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such Company. The fees earned by such company from the Partnership for the nine months ended September 30, 1994 were approximately $18,000.

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(11)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II, JMB/900, South Tower, JMB/Owings and JMB/125, for the nine months ended September 30, 1994 and 1993 is as follows:

                                      1994        1993
                                  ----------- -----------
 Total income of
   properties. . . . . . . .     $103,621,998 104,698,380
                                 ============ ===========
 Operating loss of
   ventures. . . . . . . . .     $ 43,138,503 108,255,066
                                 ============ ===========
 Gain on sale of
   interest in in-
   vestment property . . . .     $     --      11,638,047
                                 ============ ===========
 Net loss. . . . . . . . . .     $ 43,138,503  96,617,019
                                 ============ ===========
 Partnership's share
   of loss . . . . . . . . .     $ 13,935,633  27,690,536
                                 ============ ===========


(12)  SUBSEQUENT EVENTS

     (a)  9701 Wilshire Building

     On October 6, 1994, the Partnership sold the 9701
Wilshire Building. The purchaser is not affiliated with the Partnership or its General Partners.

     The sale price for the 9701 Wilshire Building was $17,950,000 (before selling costs and prorations), all of which was received in cash at closing. The Partnership received net sale proceeds after selling costs and the retirement of the debt secured by the property of $1,059,531. As a result of the sale, the Partnership expects to recognize a gain in 1994 of approximately $2,100,000 for financial reporting purposes and a loss of approximately $3,000,000 for federal income tax purposes.

     (b)  Woodland Hills Apartments

     On November 2, 1994, the Partnership refinanced the first and second mortgage loans secured by the Woodland Hills
Apartments in the principal amounts of $6,800,000 and $1,256,667, respectively, with the lender of the second mortgage loan.

     The new non-recourse first mortgage loan in the amount of $8,175,000, which is collateralized by the property, requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 8.75% at the funding date of the loan) through October 1, 1997 when the principal balance is due and payable.


(13)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated
Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $872,000. Such funds and short-term investments of approximately $14,525,000 are available for the Partnership's share of leasing costs and capital improvements at 160 Spear Street Building, Springbrook Shopping Center, Eastridge Mall and 260 Franklin Street, and the Partnership's share of operating deficits currently being incurred at 260 Franklin Street Building (to the extent not funded from escrowed reserves for 260 Franklin as discussed below), 900 Third Avenue, Eastridge Mall and Springbrook Shopping Center as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by deciding to suspend operating distributions (except for certain withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $5,327,735 (approximately $12 per interest) through September 30, 1994. These amounts, which do not bear interest, are expected to be paid in future periods. The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Reference is made to
Note 10 relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $1,740,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $3,590,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at one property, and through the sale or refinancing of such investments, as well as cash and short-term investments currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications or are currently experiencing deficits as discussed below.
During October 1994, the Partnership sold the 9701 Wilshire Building for a sales price of $17,950,000 as further described in Note 12(a).

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

     Certain mortgage loans secured by the Partnership's investment properties will mature in 1994 and will need to be extended or refinanced, including the mortgage loans related to the Wells Fargo Center, 900 Third Avenue, Woodland Hills Apartments and the Dunwoody Apartments (Phases I and III). In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to 125 Broad, 160 Spear Street and RiverEdge Place. The current status of the attempts to extend, refinance, modify or restructure these loans, as well as other possible mortgage loan modifications, are discussed below.

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

     The first mortgage note secured by the Woodland Hills Apartments in the principal amount of $6,800,000 was scheduled to mature on November 1, 1994 (due to the Partnership obtaining an extension from June 1, 1994 for fees aggregating $35,000). The second mortgage note secured by the property in the principal amount of $1,256,667 matured June 1, 1994. The Partnership refinanced both notes with the lender of the second mortgage note effective November 2, 1994. Reference is made to Notes 4(b) and 12(b).

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

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994, secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994, and has been classified as a current liability at September 30, 1994 and December 31, 1993 in the accompanying consolidated financial statements. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture also reached an agreement in principle with the current lender for a new loan. The venture has paid a $645,000 refundable fee (funded by contributions by the Partnership and Carlyle Real Estate Limited Partnership - XVI) to secure the interest rate on the proposed loan. The new loan would require monthly payments of principal and interest (8.65% per annum) of $171,737 beginning January 15, 1995 and continuing through December 15, 1997 when the remaining balance would be payable. There is no assurance that this proposed transaction will be consummated on these or any other terms.
     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. In April 1994, the Partnership paid approximately $255,000 of Maryland state withholding taxes related to the sale on behalf of the Limited Partners of the Partnership. Reference is made to Note 9(b).

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

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 was remitted to the lender during the third quarter of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used, plus interest earned thereon, for future leasing costs as approved by the lender to the extent cash flow is not sufficient to cover such items.
To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of September 30, 1994, the manager has deferred approximately $2,222,000 of management fees. In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(g) for further discussion of this investment property.

     160 Spear Street Building

     Due to the rental concessions granted to facilitate leasing, the property operated at an approximate break-even level in 1993, and is expected to operate an approximate break-even level in 1994. As more fully discussed in Note 4(a)(iii), effective February 1992, the Partnership reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. It is anticipated that there will be significant costs related to releasing this space.
The venture has approached the lender regarding an additional modification to the loan due to the increased deficits anticipated in connection with the re-leasing costs. Should the venture not be successful in obtaining an additional loan modification or alternative financing it is likely the Partnership would decide not to commit any significant additional funds for the anticipated re-leasing costs. This may result in the Partnership no longer having an ownership interest in the property, which would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     125 Broad Street Building

     Vacancy rates in the downtown Manhattan office market have increased over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates may continue over the next few years. The current competitive market in downtown Manhattan has significantly affected the 125 Broad Street Building, as the occupancy has decreased to 54% at September 30, 1994 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000 which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by low effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations. Based on the facts discussed above and as described more fully in Note 3(f), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of 125 Broad's ability to recover the net carrying value of the investment property through future operations or sale.

     O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. Subsequent to December 31, 1992, O&Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed and certain O & Y affiliates are in the process of renegotiating or restructuring various loan affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the existing defaults of the O&Y partners discussed below, it has appeared unlikely that the O&Y partners would meet their deficit funding obligations.

     The O&Y partners have failed to advance necessary funds
to 125 Broad as required under the 125 Broad joint venture
agreement, and as a result, 125 Broad defaulted on its
mortgage loan, which has an outstanding principal balance of
$277,000,000 in June 1992 by failing to pay approximately
$4,722,000 of the semi-annual interest payment due on the
loan.  The only payment that has been made since was in
October 1993. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc.
("J&H"), one of the major tenants at the 125 Broad Street
Building, whereby such affiliates of O&Y agreed to assume
certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street
Building.  As a result of this default, J&H has offset rent
payable to the joint venture for its lease at the 125 Broad
Street Building in the amount of approximately $41,960,000
through September 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement.  Due to the O&Y affiliates'
default under the "takeover space" agreement and the
continuing defaults of the O&Y partners to advance funds to
cover operating deficits, as of September 30, 1994, the
arrearage of principal and interest under the mortgage loan
had increased to approximately $70,660,000.   As discussed
above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad
Street Building. Based on the continuing defaults of the O&Y partners, JMB/125 has reserved the entire $41,960,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectibility of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $3,858,039 and $3,835,845 for the nine months ended September 30, 1994 and 1993, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     JMB/125 and certain affiliates of O&Y have reached an agreement in principle to settle their dispute regarding 125 Broad and its property. Under the terms of this agreement in principle, JMB/125 would assign its interest in 125 Broad to an affiliate of O&Y and release the O&Y partners from any claims related to 125 Broad. In return, JMB/125 would receive a promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances.

In addition, JMB/125 would receive a release from any claims of certain O&Y affiliates and would generally be indemnified against any liability as a general partner of 125 Broad. Completion of the agreement in principle is subject to the satisfaction of various conditions, including, among others, obtaining the consent and cooperation of the mortgage lender for the property, and there is no assurance that the transaction will be completed. In the event the transaction is completed, affiliates of O&Y intend to file a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. As a result, the transaction between JMB/125 and the O&Y affiliates could be subject to challenge by certain creditors resulting in changes or recission of the transaction. In the event that the transaction is completed as currently contemplated and not subsequently modified or rescinded, JMB/125 would no longer have an ownership interest in the office building, which would result in net gain for financial reporting and Federal income tax purposes to JMB/125 (and through JMB/125 and the Partnership, to the Limited Partners) with no distributable proceeds. JMB/125 would also be relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance.

     260 Franklin Street Building

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, the affiliated joint venture reached an agreement with the lender to modify the long-term mortgage note secured by 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements (as defined) which are the primary components of the anticipated operating deficits noted above with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $640,000 at September 30, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant costs related to releasing this space.
In addition, the long-term mortgage loan matures January 1, 1996. If the affiliated joint venture is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting purposes.

     900 Third Avenue Building

     During the quarter, occupancy of this building remained
at 94%.   The midtown Manhattan market remains depressed and
16% of the leases at the property expire during 1994 through 1996. The property is expected to operate at a deficit in 1994 due to certain leasing costs expected to be incurred. Such deficit would be paid by cash reserves currently held by the joint venture. Commencing later this year through 1996, approximately 80,000 square feet (approximately 16% of the buildings leasable square footage) under lease expires. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period.

     JMB/900, on behalf of the joint venture, has entered into a non-binding letter of intent with the existing lender for the extension of its mortgage loan (in the amount of $90,006,750 at maturity) which matures in December 1994. The proposed terms of the extension would extend the loan for seven years with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The current interest rate is 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The letter of intent contemplates a closing for this extension by the end of November 1994 with the terms being effective upon the current maturity date in December 1994. The letter of intent is non-binding with respect to the loan extension, and consummation of the proposed transaction is subject to the satisfaction of various conditions, including approval by the unaffiliated venture partners. Therefore, there can be no assurance that a loan extension will be consummated on these or any terms.

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

     Wells Fargo Center

     The Wells Fargo Center operates in the Downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. The Partnership is also aware that a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing or attempting to sub-lease approximately one-half of its space which is scheduled to expire in December 1998. The Partnership expects that the competitive market conditions will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back from the two tenants noted above and the expansion of one of the other major tenants in the building. The property is expected to produce cash flow in 1994. The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture are scheduled to mature in December 1994. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes when they mature in December of 1994. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Note 1.

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

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. Preliminary estimates of the damage range from $200,000 to $500,000. Much of this damage occurred within tenant premises in the building. The Partnership does not believe it has any significant obligations to reimburse tenants for such repairs. However, the Partnership has begun to conduct inspections of certain joints in the structural steel frame of the building. The Partnership will monitor the results and perform additional repairs as necessary. While the Partnership carried earthquake insurance on this property, it is anticipated that the total damages will not exceed the policy's deductible amount. Although the property produced cash flow to the Partnership in 1993 and for the first nine months of 1994, there is uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations and sale as a result of the substantial amount of tenant space (approximately 83% of the building) under leases that are scheduled to expire during 1995 and 1996. Most of the tenant space expiring in 1995 and 1996 is occupied by two tenants. The Partnership is in the process of negotiating new leases with such tenants. There can be no assurance that the Partnership will be able to retain these tenants. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $1,740,533 recorded as of June 30, 1992. Such provision was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     NewPark Associates

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was completed later that year. The excess proceeds from the refinancing of NewPark Associates' loans are expected to be sufficient to pay for substantially all of the renovation as well as tenant improvement costs anticipated to be incurred in connection with leasing vacant space at the mall. NewPark Mall may be subject to increased competition from a new mall that is scheduled to open in the vicinity in late 1994.

     California Plaza

     The property operated at a deficit in 1993 due to the costs incurred in connection with the leasing of space which was vacant or under leases that expired in 1993. The property is expected to produce cash flow in 1994, however, as discussed below, net cash flow is to be escrowed. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993. As more fully discussed in
Note 4(a)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender ($323,120 used as of September 30, 1994). Due to the uncertainty of the Partnership's ability to recover the net carrying value of the California investment property, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment of California Plaza at June 30, 1993 of $2,166,799 (which included $1,558,492 relating to the venture partner's deficit investment balance at that date). Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note. Reference is made to Notes 1 and 4(a)(vi).

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

     Springbrook Shopping Center

     In October 1993, a tenant occupying 20% of the space at the Springbrook Shopping Center vacated upon expiration of its lease. The Partnership is actively pursuing replacement tenants for the vacant space, but there is no assurance that any leases will be consummated. Due to the uncertainty of re-leasing this space, and due to the property being expected to operate at a deficit in 1994, there is uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Thus, as a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $7,534,763 at December 31, 1993. Such provision is recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing. Reference is made to Note 1. The Partnership has entered into a letter of intent with a prospective purchaser for the sale of the property which is contingent upon a tenant relocating to the above-mentioned vacant space. There can be no assurance that the Partnership will be able to finalize this sale. The potential sale of the property would likely result in a gain for financial reporting and a loss for federal income tax purposes.

     Other

     The mortgage note secured by Eastridge Mall is scheduled to mature on October 1, 1995. There is no assurance that the venture will be able to refinance or obtain alternative financing when the note matures. The property is expected to operate at a small deficit in 1994.

     The 9701 Wilshire Building operated at a slight deficit in 1993 due to the costs incurred in connection with the re-leasing of the vacant space in the building. The mortgage note secured by the property matured on January 1, 1994. The Partnership obtained extensions of this note from the existing lender until September 30, 1994. The Partnership paid the lender $110,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remained the same on the loan as prior to the original maturity date. The unpaid principal and interest matured on September 30, 1994, and thus, the loan has been classified at September 30, 1994 and December 31, 1993 as a current liability in the accompanying consolidated financial statements. On October 6, 1994, the property was sold and the outstanding debt was retired as described in Note 12(a).

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

     Due to the factors discussed above, it is likely that the
Partnership will hold certain of its investment properties
longer than originally anticipated in order to maximize the
return to the Limited Partners.   On March 23, 1994, the
Partnership received proceeds from the sale of the Villa
Solana Apartments as more fully described in Note 9(a).  In
August 1994, $2,218,523 ($5 per Interest) was distributed to the Limited Partners and $22,410 was distributed to the General Partners out of such proceeds. Although the Partnership expects to distribute sales proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions Limited Partners will receive significantly less than half of their original investment.
However, in connection with sales or other dispositions
(including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sale or other disposition.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and corresponding increase in short-term investments at September 30, 1994 as compared to December 31, 1993 is primarily due to the 1994 sale and maturity of U.S. Government obligations classified as cash equivalents at December 31, 1993 and the purchase of U.S. Government obligations classified as short-term investments at September 30, 1994. Reference is made to
Note 1.

     The increase in interest, rents and other receivables at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of rental payments received at the RiverEdge Place Building.

     The increase in the balance of escrow deposits and restricted securities and accrued real estate taxes at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of real estate tax payments at certain of the Partnership's investment properties. The increase in escrow deposits and restricted securities is also due to the continued escrow of excess cash flow pursuant to the loan modifications at the 260 Franklin Street Building and the Cal Plaza office building. Reference is made to Notes 4(a)(ii) and 4 (a)(vi).

     The decrease in land, buildings and improvements, current portion of long-term debt and tenant security deposits at September 30, 1994 as compared to December 31, 1993 is primarily due to the sale of Villa Solana Apartments on March 23, 1994 and to the lenders obtaining legal title to the Park at Countryside Apartments on May 17, 1994. In addition, such actions are the reason for the gain on sale or disposition of investment properties for the nine months ended September 30, 1994 consisting of the $631,566 gain on sale of the Villa Solana Apartments and $1,301,257 gain on disposition of the Park at Countryside Apartments. Reference is made to Note 4(a)(i) and 9(a).

     The decrease in the balance of accounts payable at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of certain operating expense payments at the 160 Spear Street building and 260 Franklin
Street office building.

     The decrease in amounts due to affiliates at September
30, 1994 as compared to December 31, 1993 is primarily due to the payment of previously deferred salary and overhead reimbursements of $847,752 to the Corporate General Partner and its affiliates and payment of previously deferred partnership management fees of $724,121 to the General
Partners.  Reference is made to Note 10.

     The increase in accrued interest payable at September 30, 1994 as compared to December 31, 1993 is primarily due to the accrual of approximately $1,890,000 in 1994 of unpaid interest on the mortgage loan secured by the Riveredge Place investment property. Reference is made to Note 4(a)(iv). The increase is partially offset by the lenders obtaining title to the Park at Countryside Apartments on May 17, 1994. Reference is made to Note 4(a)(i).

     The decrease in notes payable at September 30, 1994 as compared to December 31, 1993 is due to the June, 1994 principal payment on promissory notes related to the California Plaza office building. Reference is made to Note
8.

     The decreases in rental income, mortgage and other interest, depreciation and amortization of deferred expenses for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 are primarily due to the lenders obtaining legal title to the Park at Countryside Apartments on May 17, 1994 and to the sale of Villa Solana Apartments on March 23, 1994. Reference is made to Notes 4(a)(i) and 9(a). The decreases in rental income are partially offset by the receipt of approximately $395,000 of lease termination fees at the 9701 Wilshire Building in July 1994.

     The increase in interest income for the three and nine months ended September 30, 1994 as compared to three and nine months ended September 30, 1993 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1994 and to higher average balances of U.S. Government obligations being held in 1994 due to the temporary investment of Villa Solana sale proceeds. Reference is made to Note 9(a).

     The increase in property operating expenses for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to an increase in repair and maintenance and other operating costs at the Dunwoody Crossing Apartments, California Plaza and 260 Franklin investment properties (partially recoverable from tenants). The increase is partially offset by the lenders obtaining legal title to the Park at Countryside Apartments on May 17, 1994 and the sale of Villa Solana Apartments on March 23, 1994. Reference is made to Notes 4(a)(i) and 9(a).

     The provision for value impairment for the nine months ended September 30, 1993 relates to the provision for value impairment of $2,166,799 recorded at June 30, 1993 at Cal
Plaza and the $916,309 provision recorded at September 30, 1993 at Villa Solana Apartments. The provision for value impairment for the three months ended September 30, 1993 relates to the provision recorded at September 30, 1993 at Villa Solana Apartments. Reference is made to Note 1.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to the provision for value impairment recorded at August 31, 1993 at Wells Fargo Center (of which the Partnership's share is $20,035,181).

     The decrease in venture partners' share of ventures' operations for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 is primarily due to the venture partner at the California Plaza investment property not being allocated any losses in 1994, as a result of the impairment recorded at California Plaza at June 30, 1993 which resulted in the write-off of the venture partner's deficit investment balance at June 30, 1993. Reference is made to Note 1.

     The gain on sale of interests in unconsolidated ventures for the nine months ended September 30, 1993 relates to the $229,140 gain on sale of the remaining interest in Harbor Overlook Limited Partnership in January 1993 and the $2,627,427 gain on the Partnership's sale of interest in JMB/Owings in June 1993. Reference is made to Notes 9(b) and
(c).
PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage loan secured by the 125 Broad Street property is in default at September 30, 1994 due to the partial payment of scheduled debt service since June 1992.
The mortgage loan secured by the Park at Countryside Apartments was in default due to the venture ceasing the required debt service payments in October 1993, prior to the lender realizing upon its mortgage security interest in the property on May 17, 1994. The second mortgage loan secured by the Woodland Hills Apartments matured June 1, 1994. However, the Partnership refinanced the loan effective November 2, 1994. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. Reference is made to Notes 3(f), Notes 4(a)(i), 4(b), 4(a)(iv) and 12(b) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of those investment properties in Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for discussions of such loan defaults, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                                  1993                         1994
                                                      -------------------------------------------------------------
                                                            At     At     At      At     At     At      At     At
                                                           3/31   6/30   9/30   12/31   3/31   6/30    9/30  12/31
                                                           ----   ----   ----   -----   ----   ----   -----  -----
 1. 900 Third Avenue Building
     New York, New York. . . . . . . . . . . . . . . .      91%    94%    94%     95%    94%    94%     94%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota                                 97%    98%    98%     98%    99%    99%     98%
 3. RiverEdge Place
     Fulton County (Atlanta), Georgia. . . . . . . . .      85%    83%    84%     89%    87%    88%     89%
 4. Wells Fargo Center - IBM Tower
     Los Angeles, California . . . . . . . . . . . . .      98%    98%    98%     98%    97%    97%     97%
 5. Villa Solana Apartments
     Laguna Hills, California. . . . . . . . . . . . .      94%    91%    91%     91%    N/A    N/A     N/A
 6. Eastridge Mall
     Casper, Wyoming . . . . . . . . . . . . . . . . .      90%    90%    90%     91%    91%    92%     92%
 7. Woodland Hills Apartments
     DeKalb County (Atlanta), Georgia. . . . . . . . .      96%    87%    98%     92%    89%    98%    100%
 8. Park at Countryside Apartments
     Port Orange (Daytona Beach), Florida. . . . . . .      97%    95%    97%     99%    98%    N/A     N/A
 9. 160 Spear Street Building
     San Francisco, California . . . . . . . . . . . .      93%    95%    94%     91%    91%    88%     88%
10. 21900 Burbank Boulevard Building
     Los Angeles (Woodland Hills), California. . . . .      98%    98%   100%     99%    99%   100%    100%
11. 125 Broad Street Building
     New York, New York. . . . . . . . . . . . . . . .      72%    72%    72%     54%    54%    54%     54%
12. Owings Mills Shopping Center
     Owings Mills (Baltimore County), Maryland . . . .      93%    N/A    N/A     N/A    N/A    N/A     N/A
13. 260 Franklin Street Building
     Boston, Massachusetts . . . . . . . . . . . . . .      97%    98%    97%     99%    99%    99%     99%
14. 9701 Wilshire Building
     Beverly Hills, California . . . . . . . . . . . .      92%    96%    93%     93%    89%    89%     89%
15. California Plaza
     Walnut Creek, California. . . . . . . . . . . . .      94%    96%    97%     95%    95%    99%     98%
16. Dunwoody Crossing (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta), Georgia. . . . . . . . .      94%    96%    93%     90%    91%    93%     91%
17. NewPark Mall
     Newark (Alameda County), California . . . . . . .      71%    73%    80%     81%    80%    80%     80%
18. Springbrook Shopping Center
     Bloomingdale, Illinois. . . . . . . . . . . . . .      95%    95%    95%     74%    74%    71%     71%

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

         4-D.   Documents relating to the refinancing of the
mortgage note secured by the Post Crest Apartments are hereby incorporated herein by reference to Exhibit 4-D to the Partnership's report for December 31, 1992 on Form 10-K (File
No. 0-16111) dated March 19, 1993.

         10-A. Escrow Deposit Agreement is hereby incorporated herein by reference to the Partnership Registra-tion Statement on Form S-11 (File No. 2-95382) dated January
18, 1985.

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

         10-S. Acquisition documents relating to the purchase by the Partnership of the Springbrook Shopping Center in Bloomingdale, Illinois, are hereby incorporated herein by reference to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-16111) dated March 28, 1990.

         10-T. Acquisition documents relating to the purchase by the Partnership of the Erie-McClurg Parking
Facility in Chicago, Illinois are hereby incorporated herein by reference to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-16111) dated March 28, 1990.

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

         10-X. Amended and Restated Articles of Partnership of JMB/125 Broad Building Associates, dated April 21, 1993 between Carlyle Advisors, Inc. and Carlyle-XV Associates, L.P. relating to the 125 Broad Street Building, is hereby incor-porated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

         10-Y. Documents relating to the modification of the mortgage loan secured by California Plaza are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated
March 28, 1994.

         10-Z. Agreement for Purchase and Sale of Real Estate and Related Property related to the sale of Villa Solana Apartments dated February 7, 1994 between Villa Solana Associates ("Seller") and EQR-Villa Solana Vistas, Inc. ("Purchasers") is incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-16111) dated August 12, 1994.

         10-AA. Amendment to the Agreement for Purchase and Sale of Real Estate and Related Property related to the sale of Villa Solana Apartments dated February 25, 1994 between Villa Solana Associates ("Seller") and EQR-Villa Solana Vistas, Inc. ("Purchasers") is incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-16111) dated August 12, 1994.

         10-BB. Second Amendment to Agreement for Purchase and Sale of Real Estate and Related Property related to the sale of Villa Solana Apartments dated March 4, 1994 between Villa Solana Associates ("Seller") and EQR-Villa Solana Vistas, Inc. ("Purchaser") is incorporated herein by reference to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-16111) dated August 12, 1994.

         10-CC. Takeover agreement relating to Johnson &
Higgins space at the 125 Broad Building is incorporated herein by reference to the Partnership's report for March 31, 1994 on Form 10-Q (File No. 0-16111) dated May 11, 1994.

         10-DD. First Amendment to Loan Documents relating to the mortgage loan secured by Dunwoody Crossing Apartments
(Phases I and III) is filed herewith.

         27. Financial Data Schedule of the Partnership for the period ended September 30, 1994 is filed herewith.

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


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              BY:  JMB Realty Corporation
                   (Corporate General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 10, 1994


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 10, 1994