Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1995-03-31
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-K


                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994                          Commission file no. 0-16111


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

                                                    Name of each exchange on
Title of each Class                                  which registered
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

Documents Incorporated by Reference:  None

                                 TABLE OF CONTENTS



                                                                  Page
                                                                   ----
PART I

Item 1.        Business. . . . . . . . . . . . . . . . . . . . . .   1

Item 2.        Properties. . . . . . . . . . . . . . . . . . . . .   8

Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . .  12

Item 4.        Submission of Matters to a
               Vote of Security Holders. . . . . . . . . . . . . .  12


PART II

Item 5.        Market for the Partnership's Limited
               Partnership  Interests and Related
               Security Holder Matters . . . . . . . . . . . . . .  12

Item 6.        Selected Financial Data . . . . . . . . . . . . . .  13

Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . .  17

Item 8.        Financial Statements and Supplementary Data . . . .  32

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure. . . . . . .  99


PART III

Item 10.       Directors and Executive Officers
               of the Partnership. . . . . . . . . . . . . . . . .  99

Item 11.       Executive Compensation. . . . . . . . . . . . . . . 103

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . 104

Item 13.       Certain Relationships and Related Transactions. . . 105


PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K . . . . . . . . . . . . . . 105


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . 110















                                         i

                                      PART I

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

     The Partnership has made the real property investments set forth in the following table:

                                                              SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------
1. 900 Third Avenue
     Building
     New York,
     New York. . . . . . .      517,000 sq.ft.    8/20/84              9%                    fee ownership of land and
                                     n.r.a                                                   improvements
                                                                                             (through joint venture
                                                                                             partnerships) (c)
 2. Piper Jaffray Tower
     Minneapolis,
     Minnesota . . . . . .      723,755 sq.ft.   12/27/84              6%                    fee ownership of land and
                                    n.r.a.                                                   improvements (through joint
                                                                                             venture partnerships) (c)
 3. RiverEdge Place
     Building
     Fulton County
     (Atlanta),
     Georgia . . . . . . .      235,762 sq.ft.    6/10/85              3%                    fee ownership of land and
                                    n.r.a.                                                   improvements
 4. Wells Fargo Center -
     IBM Tower
     Los Angeles,
     California. . . . . .     1,100,000 sq.ft.   6/28/85              18%                   fee ownership of land and
                                    n.r.a.                                                   improvements (through a
                                                                                             joint venture partnership)
                                                                                             (c)(h)
 5. Villa Solana
     Apartments
     Laguna Hills,
     California. . . . . .         272 units      8/30/85            3/23/94                 fee ownership of land and
                                                                                             improvements (through a
                                                                                             joint venture partnership)
                                                                                             (c)(k)
 6. Eastridge Mall
     Casper, Wyoming . . .      477,019 sq.ft.    9/10/85              3%                    fee ownership of land and
                                    g.l.a.                                                   improvements (through a
                                                                                             joint venture partnership)
                                                                                             (c)
                                                              SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------

 7. Woodland Hills
     Apartments
     DeKalb County
     (Atlanta),
     Georgia . . . . . . .         228 units      9/30/85              1%                    fee ownership of land and
                                                                                             improvements
 8. Park at Countryside
     Apartments
     Port Orange
     (Daytona Beach),
     Florida . . . . . . .         120 units     11/27/85            5/5/94                  fee ownership of land and
                                                                                             improvements (through a
                                                                                             joint venture partnership)
                                                                                             (c)(l)
 9. 160 Spear Street
     Building
     San Francisco,
     California. . . . . .      267,000 sq.ft.   11/27/85              4%                    fee ownership of improve-
                                    n.r.a.                                                   ments and ground leasehold
                                                                                             interest in land (through a
                                                                                             joint venture partnership)
                                                                                             (c)(d)
10. 21900 Burbank
     Boulevard
     Building
     Los Angeles
     (Woodland Hills),
      California . . . . .       87,000 sq.ft.   11/29/85              2%                    fee ownership of land and
                                    n.r.a.                                                   improvements
11. 300 East Lombard
     Building
     Baltimore,
     Maryland. . . . . . .      232,000 sq.ft.   11/29/85            9/30/91                 fee ownership of improve-
                                      n.r.a.                                                 ments and ground leasehold
                                                                                             interest in land (through
                                                                                             joint venture partnerships)
                                                                                             (e)
12. Boatmen's Center
     Kansas City,
     Missouri. . . . . . .      285,000 sq.ft.   12/16/85            8/31/89                 fee ownership of land and
                                      n.r.a.                                                 improvements (through a
                                                                                             joint venture partnership)
                                                                                             (c)(f)
                                                              SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------

13. 125 Broad Street
     Building
     New York,
     New York. . . . . . .     1,336,000 sq.ft.  12/31/85           11/15/94                 fee ownership of improve-
                                      n.r.a.                                                 ments and ground leasehold
                                                                                             interest in land (through
                                                                                             joint venture partnerships)
                                                                                             (c)(d)(n)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. . . . . . .      325,000 sq.ft.   12/31/85            6/30/93                 fee ownership of land and
                                    g.l.a.                                                   improvements (through joint
                                                                                             venture partnerships)
                                                                                             (c)(j)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts . . . .      348,901 sq.ft.    5/21/86              8%                    fee ownership of land and
                                    n.r.a.                                                   improvements (through a
                                                                                             joint venture partnership)
                                                                                             (c)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California. . . . . .       98,721 sq.ft.    6/17/86            10/6/94                 fee ownership of land and
                                    n.r.a.                                                   improvements (m)
17. California Plaza
     Walnut Creek,
     California. . . . . .      368,290 sq.ft.    6/30/86              7%                    fee ownership of land and
                                      n.r.a.                                                 improvements (through joint
                                                                                             venture partnerships) (c)
18. Dunwoody Crossing
     Apartments
     (Phase I, II,
     and III)
     DeKalb County
     (Atlanta),
     Georgia . . . . . . .         810 units      9/18/86              4%                    fee ownership of land and
                                                                                             improvements (through joint
                                                                                             venture partnerships)
                                                                                             (c)
                                                              SALE OR DISPOSITION
                                                                DATE OR IF OWNED
                                                              AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                            DATE OF       ORIGINAL INVESTED
    AND LOCATION (g)                 SIZE        PURCHASE    CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP (b)
----------------------            ----------     --------    ----------------------          ---------------------

19. NewPark Mall
     Newark
     (Alameda County),
     California. . . . . .      423,748 sq.ft.    12/2/86              5%                    fee ownership of land and
                                    g.l.a.                                                   improvements (through joint
                                                                                             venture partnerships) (c)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois. . . . . . .      189,651 sq.ft.    7/5/89               3%                    fee ownership of land and
                                    g.l.a.                                                   improvements
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois . .       1,073 spaces     7/21/89            9/25/92                 fee ownership of land and
                                                                                             improvements (i)
----------------

       (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

       (b) Reference is made to Note 4 and to Note 3 of Notes to Combined Financial Statements and to the Schedule IIIs to such Consolidated and Combined Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

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

       (e) Reference is made to Note 7 for a description of the sale of the Partnership's interest in this property.

       (f) Reference is made to Note 3(b)(i) for a description of the disposition of this investment property.

       (g)     Reference is made to Item 8 - Schedule IIIs to the
Consolidated and Combined Financial Statements filed with this annual report for further information concerning the real estate taxes and depreciation.

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

       (k)     This property was sold March 23, 1994.  Reference is made to
Note 7 for a description of the sale of this investment property.

       (l) Reference is made to Note 4(b)(i) for a description of the disposition of this investment property.

       (m)     This property was sold October 6, 1994.  Reference is made to
Note 7 for a description of the sale of this investment property.

       (n) The Partnership's interest in this property was assigned to an affiliate of the Partnership's unaffiliated venture partner in November 1994. Reference is made to Note 7 for a description of the sale of the Partnership's interest in this investment property.

     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of
its significant investment properties.   Approximate occupancy levels for
the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On March 23, 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. The purchaser is not affiliated with the Partnership or its General Partners. Reference is made to Note 7 for a further description of such transaction.

     On May 5, 1994, the lender for the Park at Countryside Apartments realized upon its mortgage security interest and took title to the property. Reference is made to the Partnership's report on Form 8-K (File No. 0-16111) for May 5, 1994, which description is hereby incorporated herein by reference. Reference is also made to Note 4(b)(i) for a further description of such transaction.

     On October 6, 1994, the Partnership sold the 9701 Wilshire Building. The purchaser is not affiliated with the Partnership or its General Partners. Reference is made to Note 7 for a further description of such transaction.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owns the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 60% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partner and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded. Reference is made to Item 7 and Notes 3(c)(iv) and 7(f) for a further discussion of this property.

     The mortgage note secured by the Wells Fargo Building and the promissory note secured by the Partnership's interest in the South Tower venture matured December 1, 1994 and are in default. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of such notes. Reference is made to Item 7 and Notes 3(c)(iii) and 4(b)(vii).

     Reference is made to Note 9(a) and to Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated and combined properties as of December 31, 1994.

     The Partnership has approximately 24 full-time personnel and one part-time individual performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                                        1993                          1994
                                                              -------------------------     -------------------------
                                                             At      At     At      At     At      At     At      At
                                    Principal Business      3/31    6/30   9/30   12/31   3/31    6/30   9/30   12/31
                                    ------------------      ----    ----   ----   -----   ----    ----  -----   -----
 1. 900 Third Avenue Building
     New York, New York. . . . . .  Legal Services/
                                    Detective Agency/
                                    Insurance                91%     94%    94%     95%    94%     94%    94%     94%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. . . .  Legal/Advertising/
                                    Financial Services       97%     98%    98%     98%    99%     99%    98%     98%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . . . . . . . . .  Banking                  85%     83%    84%     89%    87%     88%    89%     89%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles,
     California. . . . . . . . . .  Business Informa-
                                    tion Systems/
                                    School District/
                                    Legal Services           98%     98%    98%     98%    97%     97%    97%     96%
 5. Villa Solana Apartments
     Laguna Hills,
     California. . . . . . . . . .  Apartments               94%     91%    91%     91%    N/A     N/A    N/A     N/A
 6. Eastridge Mall
     Casper, Wyoming . . . . . . .  Retail                   90%     90%    90%     91%    91%     92%    92%     91%
 7. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . .  Apartments               96%     87%    98%     92%    89%     98%   100%     99%
 8. Park at Countryside
     Apartments
     Port Orange (Daytona
     Beach), Florida . . . . . . .  Apartments               97%     95%    97%     99%    98%     N/A    N/A     N/A
 9. 160 Spear Street Building
     San Francisco,
     California. . . . . . . . . .  Public Utility/
                                    Government/
                                    Insurance                93%     95%    94%     91%    91%     88%    88%     89%
10. 21900 Burbank Boulevard
     Building
     Los Angeles
     (Woodland Hills),
     California. . . . . . . . . .  Insurance/
                                    Financial Services       98%     98%   100%     99%    99%    100%   100%    100%
11. 125 Broad Street Building
     New York, New York. . . . . .  Insurance/
                                    Legal Services           72%     72%    72%     54%    54%     54%    54%     N/A

                                                                        1993                          1994
                                                              -------------------------     -------------------------
                                                             At      At     At      At     At      At     At      At
                                    Principal Business      3/31    6/30   9/30   12/31   3/31    6/30   9/30   12/31
                                    ------------------      ----    ----   ----   -----   ----    ----  -----   -----
12. 260 Franklin Street
     Building
     Boston, Massachusetts . . . .  Financial Services       97%     98%    97%     99%    99%     99%    99%     99%
13. 9701 Wilshire
     Building
     Beverly Hills,
     California. . . . . . . . . .  Banking/
                                    Financial Services       92%     96%    93%     93%    89%     89%    89%     N/A
14. California Plaza
     Walnut Creek,
     California. . . . . . . . . .  Manufacturing/
                                    Public Utility           94%     96%    97%     95%    95%     99%    98%     95%
15. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . .  Apartments               94%     96%    93%     90%    91%     93%    91%     88%
16. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . .  Retail                   71%     73%    80%     81%    80%     80%    80%     81%
17. Springbrook
     Shopping Center
     Bloomingdale (Chicago),
     Illinois. . . . . . . . . . .  Retail                   95%     95%    95%     74%    74%     71%    71%     71%

--------------------

     Reference is made to Item 6, Item 7 and to Note 9, and to Note 4 of Notes to Combined Financial Statements, for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property, or Partnership's interest in the property was sold or was not owned by the Partnership at the end of the period.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings. Reference is made to Note 3(c)(ii) for a discussion of certain litigation involving the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1993.



                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 38,872 record holders of Interests in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                        DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990
                                        (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                     1994            1993             1992           1991            1990
                                -------------   -------------     -----------    ------------    ------------
Total income . . . . . . . . .   $ 53,107,469      55,288,244      64,499,133      60,718,299      61,615,559
                                 ============    ============     ===========     ===========     ===========

Operating loss . . . . . . . .   $(16,770,041)    (27,390,383)    (37,863,307)    (20,060,387)    (35,842,026)
Partnership's share of loss
 from operations of uncon-
 solidated ventures. . . . . .    (15,190,416)    (31,617,778)    (24,576,481)    (15,887,646)     (9,615,653)
Venture partners' share of
 loss from ventures'
 operations. . . . . . . . . .      2,235,151       2,866,514       3,678,862       3,432,757       8,522,318
                                 ------------    ------------     -----------     -----------     -----------

Net operating loss . . . . . .    (29,725,306)    (56,141,647)    (58,760,926)   (32,515,276)     (36,935,361)
Gain on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $823,609 in 1994). . . . .      3,597,347           --            506,446           --              --
Gain on sale or disposi-
 tion of interests
 in unconsolidated
 ventures. . . . . . . . . . .     31,743,006       2,856,567           --          9,041,533           --
                                 ------------    ------------     -----------     -----------     -----------
Income (loss) before
 extraordinary item. . . . . .      5,615,047     (53,285,080)    (58,254,480)    (23,473,743)    (36,935,361)
Extraordinary item . . . . . .          --              --              --          1,014,538           --
                                 ------------    ------------     -----------     -----------     -----------

Net income (loss). . . . . . .   $  5,615,047     (53,285,080)    (58,254,480)    (22,459,205)    (36,935,361)
                                 ============    ============     ===========     ===========     ===========

                                     1994            1993             1992           1991            1990
                                -------------   -------------     -----------    ------------    ------------
Net earnings (loss)
 per interest (b):
  Net operating loss
   per Interest (b). . . . . .   $     (64.31)        (121.46)        (127.13)         (70.35)         (79.91)
  Net gain on sale
   or disposition
   of investment
   properties. . . . . . . . .           8.03           --               1.13           --              --
  Gain on sale or
   disposition of
   interests in uncon-
   solidated ventures. . . . .          70.83            6.37           --              20.17           --
  Extraordinary item . . . . .          --              --              --               2.20           --
                                 ------------    ------------     -----------     -----------     -----------
Net income (loss). . . . . . .   $      14.55         (115.09)        (126.00)         (47.98)         (79.91)
                                 ============    ============     ===========     ===========     ===========

Total assets . . . . . . . . .   $327,662,913     371,886,177     414,132,574     473,874,338     503,848,026
Long-term debt . . . . . . . .   $246,148,319     237,811,558     305,589,971     306,150,647     351,723,659
Cash distributions
 per Interest (c). . . . . . .   $       5.00             .55             .50            4.25            8.75
                                 ============    ============     ===========     ===========     ===========

-------------

   (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b)   The net loss per Interest is based upon the number of Interests outstanding at the end of the period
(443,717).

   (c)   Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income
(loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994

Property
--------

Wells Fargo Center    a)    The occupancy rate of net rentable square feet (NRF) and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                              Avg. Annual
                                                           NRF                Base Rent Per
                             December 31,             Occupancy Rate          Square Foot (1)
                             ------------             --------------          ---------------

                                   1990. . . . . . .        100%                  $31.22
                                   1991. . . . . . .         96%                   31.84
                                   1992. . . . . . .         98%                   29.11
                                   1993. . . . . . .         98%                   30.66
                                   1994. . . . . . .         96%                   32.46

                      (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                                       Base Rent      Scheduled Lease   Lease
                      b)       Significant Tenants      Square Feet    Per Annum      Expiration Date   Renewal Option(s)
                               -------------------      -----------    ---------      ---------------   -----------------

                               International Business   305,934        $21,596,668    12/1998           N/A
                               Machines Corporation                    (1)
                               (1)

                               Los Angeles Unified
                               School District (1)      273,559        $ 1,188,128    3/2002            N/A
                                                                       (1)

                      (1)      In March 1995, the Venture entered into a seven year direct lease with the Los
Angeles Unified School District ("LAUSD") for a portion of the space formerly occupied by International Business
Machines Corporation ("IBM").  In addition, IBM will reimburse the Venture for any shortfalls between amounts collected under the LAUSD lease and amounts due under the IBM lease through December 1998.  Base rent per annum for LAUSD represents amounts due for 1995 from the effective date of its lease, March 1, 1995.  Base rent per annum for IBM includes reimbursement of shortfalls for 1995.

                      c)       The following table sets forth certain information with respect to the expiration of leases for the next ten years at Wells Fargo Center:

                                                                                       Annualized          Percent of
                                                  Number of          Approx. Total     Base Rent           Total 1994
                               Year Ending        Expiring           NRF of Expiring   of Expiring         Base Rent
                               December 31,       Leases             Leases (1)        Leases              Expiring
                               ------------       ---------          ---------------   -----------         ----------

                               1995                  4                    28,888        $   446,320           1.3%
                               1996                  9                    88,372          2,319,765           6.8%
                               1997                  5                    26,191            935,018           2.7%
                               1998                 25                   301,480         11,209,026          32.7%
                               1999                  2                    24,327            150,298           0.4%
                               2000                 --                     --                 --              --
                               2001                  5                    53,787          1,341,985           3.9%
                               2002                  6                   351,491         10,400,619          30.3%
                               2003                  7                    67,700          1,890,861           5.5%
                               2004                 --                     --                 --              --

                      (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

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

     After deducting selling expenses and other offering costs, the Partnership had approximately $385,000,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds has been utilized to acquire the properties described in Item 1 above.

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $3,680,000. Such funds and short-term investments of approximately $10,565,000 are available for the Partnership's share of leasing costs and capital improvements at 160 Spear Street Building, Springbrook Shopping Center, Eastridge Mall, 21900 Burbank Building and 260 Franklin Street Building, and the Partnership's share of operating deficits currently being incurred or expected at 260 Franklin Street Building (to the extent not funded from escrowed reserves for 260 Franklin as discussed below), Eastridge Mall and Springbrook Shopping Center as discussed below as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by deciding to suspend operating distributions (except for certain withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,003,629 (approximately $5 per Interest) through December 31, 1994 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. An affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 (included in the aggregate amount above) for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be. These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements.
The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December, 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Reference is made to Note 11 relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $3,411,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $4,376,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at the Woodland Hills investment property and through the sale or refinancing of such investments as well as cash and short-term investments currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications or are currently experiencing deficits. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. For any particular investment property incurring deficits, the Partnership or its ventures, if deemed appropriate, may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing of existing indebtedness may decide, in light of then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would generally result in the Partnership no longer having an ownership interest in such property and would generally result in a gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The mortgage loan secured by the Eastridge Mall investment property matures in 1995 and will need to be extended or refinanced should a sale of the property not occur as discussed below. In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to 21900 Burbank Building, Wells Fargo Center, 160 Spear Street and RiverEdge Place. The current status of the attempts to extend, refinance, modify or restructure these loans, as well as other possible loan modifications, are discussed below.

     The mortgage note secured by the Villa Solana Apartments matured on November 1, 1993. The venture had obtained extensions of this note from the existing lender until August 1, 1994. The venture paid the lender $125,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remained the same on the loan as prior to the original maturity date. The venture sold the investment property on March 23, 1994 for $16,600,000, before closing costs, as described in Note 7. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of $916,309 at September 30, 1993 for Villa Solana Apartments. Such provision reduced the net carrying value of the investment property to an amount not in excess of the proposed selling price of the investment. Reference is made to Note 1.

     The first mortgage note secured by the Woodland Hills Apartments in the principal amount of $6,800,000 was scheduled to mature on November 1, 1994 (due to the Partnership obtaining an extension from June 1, 1994 for fees aggregating $35,000). The second mortgage note secured by the property in the principal amount of $1,256,667 matured June 1, 1994. The Partnership refinanced both notes with the lender of the second mortgage note effective November 2, 1994. The new non-recourse first mortgage loan matures October 1, 1997 and requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 8.7% at December 31, 1994). The principal balance of the new mortgage note is $8,175,000 at December 31, 1994. Reference is made to Note 4(c).

     In October 1993, the joint venture ceased making the required debt service payments on the mortgage note secured by Park at Countryside Apartments, and commenced discussions with the lender regarding an additional modification of the loan. However, the venture was unable to secure an additional modification of the loan. Based on current and anticipated market conditions, the Partnership and the joint venture partners were unwilling to commit any additional amounts to the property since the likelihood of recovering any such amounts was remote. Consequently, the lender realized upon its mortgage security interest and took title to the property on May 5, 1994. The loan in the principal amount of $3,100,000, was classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. Reference is made to Note 4(b)(i).

     The first mortgage loan secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable. Reference is made to Note 4.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 7.

     On October 6, 1994, the Partnership sold the 9701 Wilshire Building for $17,900,000 (before selling costs and prorations) as discussed below. Reference is made to Note 7.

     In November 1994, the Partnership assigned its interest in the 125 Broad Street Building to an affiliate of the unaffiliated venture partner as discussed below. Reference is made to Note 7.

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

     During the second quarter of 1994, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995. Such space is currently leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender in September 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. During 1994, the excess cash flow generated under this agreement was $353,251 which is expected to be remitted to the lender during the second quarter of 1995. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner) through November 1994 (see Note 11) has agreed to defer receipt of its management fee until a later date. As of December 31, 1994, the manager has deferred approximately $2,398,000 of management fees ($2,357,000 of which represents fees deferred by the former affiliated manager). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(c)(i) for further discussion of this investment property.

     160 Spear Street Building

     As more fully discussed in Note 4(b)(iii), effective February 1992, the Venture reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership has decided not to commit any significant additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote. The venture has approached the lender regarding an additional modification to the loan. However, the lender has indicated that it is not interested in providing an additional modification, and intends to take title to the property. The venture and the lender are currently discussing terms for a transfer of the property to the lender. This will result in the Partnership no longer having an ownership interest in the property, which would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     125 Broad Street Building

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believed that these adverse market conditions and the negative impact on effective rental rates would continue over the next few years. The depressed market in downtown Manhattan has significantly affected the 125 Broad Street Building as the occupancy had decreased to 66% at the date of assignment partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000 plus interest thereon of approximately $200,000, which 125 Broad in turn paid its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property would be adversely affected by lower than originally expected effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period were expected to result in the property operating at a significant deficit in 1995 and for the next several years. The O&Y partners were obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners were in default in respect to certain of their funding obligations, and it appeared unlikely that the O&Y partners would fulfill their obligations to 125 Broad and JMB/125. Releasing of the vacant space would depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 did not intend to contribute funds to 125 Broad to pay such costs. Based on the facts discussed above and as described more fully in Note 3(c), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of the joint venture's ability to recover the net carrying value of the investment property through future operations or sale.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the defaults of the O&Y partners, it appeared unlikely that the O&Y partners would meet their financial and other obligations to JMB/125 and 125 Broad.

     The O&Y partners previously failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan, which had an outstanding principal balance of approximately $277,000,000, by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of assignment, the arrearage under the mortgage loan had increased to
approximately $69,447,000.   However, as discussed above, approximately
$26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire rent offset by J&H, $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993
and 1992, respectively, and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $4,300,000, $5,587,000 and $12,159,000 for 1994, 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures.

     260 Franklin Street Building

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in Note 4(b), and accordingly, such fees and commissions remained unpaid. The Partnership's share of such fees and lease commissions is approximately $742,224 at December 31, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant costs related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. The affiliated joint venture will attempt to refinance or extend this loan when it matures, but there can be no assurance that the Partnership will be able to obtain such financing. If the affiliated joint venture is unable to refinance or extend the mortgage loan, it may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. In such event, the Partnership would recognize a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     During the year, occupancy of this building decreased to 94%, down from 95% in the previous year. The midtown Manhattan market remains competitive. Approximately 53,000 square feet (approximately 10% of the buildings leasable square footage) of leased space expires in 1995 and 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. During the fourth quarter, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension of its mortgage loan, which was scheduled to mature on December 1, 1994. The loan has been extended to December 1, 2001 with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The previous interest rate was 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released.

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

     Wells Fargo Center

     The Wells Fargo Center operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $3,926,000 to the Partnership in 1994.

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The Partnership and the joint venture have reached an agreement with the lender of the mortgage note whereby the lender will refrain from exercising its rights and remedies under the loan documents through April 1, 1995 while the Partnership and the venture continue to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1994 and 1993 as a current liability in the accompanying consolidated financial statements. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in December 1998 (on the space remaining after the direct leased space to LAUSD), the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 1, 3(c)(iii) and 4(b)(vii).

     RiverEdge Place Building

     The RiverEdge Place Building was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership indicating that they were experiencing significant financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government Securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations. The termination of the Bank's over-lease obligation yielded an approximately $1,591,000 reduction in accrued rents receivable. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note with a current balance of $18,166,294 in order to reduce operating deficits anticipated as a result of the over-lease buy-out. In connection with the Partnership's negotiations with the lender, the Partnership ceased making debt service payments effective July 1, 1992. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements. Additionally, the tenant lease with First American Bank for approximately 120,000 square feet has been assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as reducing the effective rent on the retained space in exchange for an extension of the lease term from April, 1994 to July, 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring. Due to the uncertainty as to the Partnership's ability to recover the net carrying value of the investment property through future operations and sale, as a matter of prudent accounting practice, the Partnership made a provision for value impairment of $6,149,632 recorded as of September 30, 1992. Such provision was recorded to reduce the net carrying value of the investment property to the September 30, 1992 outstanding balance of the related non-recourse financing. Reference is made to Notes 1, 2(b) and 4(b)(iv).

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements, will be approximately $1,000,000. The Partnership spent approximately $124,000 for repairs in 1994. Although the property produced cash flow to the Partnership in 1993 and 1994, there is uncertainty as to future cash flow as a result of the anticipated repairs discussed above and the substantial amount of tenant space (approximately 80% of the building) under leases that are scheduled to expire during 1995 and 1996. Most of the tenant space expiring in 1995 and 1996 is occupied by two tenants. The Partnership has been successful in renewing the lease of one of the two tenants occupying 37,864 square feet (approximately 43% of the building) at a lower effective rental rate. The Partnership is in the process of negotiating a new lease with the other tenant. There can be no assurance that the Partnership will be able to retain this tenant.
Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to the continued recession in Southern California. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership will approach the lender regarding a modification of the loan which is scheduled to mature December 1, 1996 due to the uncertainties discussed above. There is no assurance that the Partnership will be able to obtain such modification.
In the absence of a modification to the mortgage note, the Partnership may decide not to commit significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $1,740,533 recorded as of June 30, 1992. Such provision was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     NewPark Associates

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was completed later that year. The approximate $14,000,000 of excess proceeds from the refinancing of NewPark Associates' loans were sufficient to pay for substantially all of the renovation as well as tenant improvement costs incurred to date in connection with leasing vacant space at the mall. The mortgage note secured by the property matures November 1, 1995. The mortgage can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. However there can be no assurance that the joint venture will be able to obtain such an extension. Reference is made to Note 3(c)(v).

     California Plaza

     The property operated at a deficit in 1993 due to the costs incurred in connection with the leasing of space which was vacant or under leases that expired in 1993. The property produced cash flow for 1994, however, as discussed below, net cash flow is being escrowed pursuant to a loan modification. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993. As more fully discussed in Note 4(b)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of December 31, 1994). Due to the uncertainty of the Partnership's ability to recover the net carrying value of the California investment property, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment of California Plaza at June 30, 1993 of $2,166,799 (which included $1,558,492 relating to the venture partner's deficit investment balance at that date). Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note. Reference is made to Notes 1 and 4(b)(vi).

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

     In October 1993, a tenant occupying 20% of the space at the Springbrook Shopping Center vacated upon expiration of its lease. The Partnership is actively pursuing replacement tenants for the vacant space, but there is no assurance that any leases will be consummated. The property is expected to operate at a deficit in 1995. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $7,534,763 at December 31, 1993. Such provision was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing. Reference is made to Note 1.

     Other

     The mortgage note secured by Eastridge Mall is scheduled to mature on October 1, 1995. There is no assurance that the venture will be able to refinance or obtain alternative financing when the note matures. The Partnership has entered into a letter of intent with its unaffiliated joint venture partner for the sale of the property. There can be no assurance that the Partnership will be able to finalize this sale. The potential sale of the property would likely result in a gain for financial reporting and federal income tax purposes. Although the property produced a small amount of cash flow in 1994, excess cash is expected to be used to fund anticipated operating deficits in 1995. As a matter of prudent accounting practice, a provision at June 30, 1992 for value impairment of Eastridge Mall of $5,752,710. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 9701 Wilshire Building investment property, the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1992 for value impairment of 9701 Wilshire Building of $12,504,079. Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note. The mortgage note secured by the property matured on January 1, 1994. The Partnership obtained extensions of this note from the existing lender until September 30, 1994. The Partnership paid the lender $110,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remained the same on the loan as prior to the original maturity date. The unpaid principal and interest matured on September 30, 1994 and was classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. On October 6, 1994, the property was sold for $17,950,000 (before selling costs and prorations) and the outstanding debt was retired as described in Note 7.

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

     Due to the factors discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.
On March 23, 1994, the Partnership received proceeds from the sale of the Villa Solana Apartments as more fully described in Note 7. In August 1994, $2,218,523 ($5 per Interest) was distributed to the Limited Partners and $22,410 was distributed to the General Partners out of such proceeds. On October 6, 1994, the Partnership received proceeds from the sale of the 9701 Wilshire Building as described in Note 7. In February 1995, $3,549,636 ($8 per Interest) was distributed to the Limited Partners and $35,854 was distributed to the General Partners out of such proceeds and proceeds from the sale of other investment properties described in Note 7. Although the Partnership expects to distribute sales proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions Limited Partners will receive significantly less than half of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sale or other disposition.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and increase in short-term investments at December 31, 1994 as compared to December 31, 1993 is partially due to none of the Partnership's U.S. Government obligations being classified as short-term investments at December 31, 1993 whereas approximately $2,643,000 of U.S. Government obligations were classified as short-term investments at December 31, 1994. Reference is made to Note 1. The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1994 as compared to December 31, 1993 is also due to the payment in 1994 of amounts previously deferred to the General Partners and their affiliates as described in Note 11.

     The increase in interest, rents and other receivables at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of rental payments received at the Cal Plaza Office Building.

     The increase in the balance of escrow deposits and restricted securities at December 31, 1994 as compared to December 31, 1993 is primarily due to the continued escrow of excess cash flow pursuant to the loan modifications at the 260 Franklin Street Building and the Cal Plaza Office Building. Reference is made to Note 4(b).

     The decrease in land, buildings and improvements, accumulated depreciation, current portion of long-term debt and tenant security deposits at December 31, 1994 as compared to December 31, 1993 is primarily due to the sale of Villa Solana Apartments on March 23, 1994, to the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994, and to the sale of the 9701 Wilshire Building on October 6, 1994. In addition, such transactions are the reason for the gain on sale or disposition of investment properties for the year ended December 31, 1994 consisting of the $656,560 gain on sale of the Villa Solana Apartments, the $1,418,043 gain on disposition of the Park at Countryside Apartments and the $1,522,744 gain on sale of the 9701 Wilshire Building. Reference is made to Note 4(b)(i) and Note 7. The gain on sale of investment property in 1992 relates to the sale of the Erie-McClurg Parking Facility in September 1992. Reference is made to Note 7.

     The increase in venture partners' deficits in ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to the venture partners' allocations of 1994 losses from the 160 Spear Street and 260 Franklin investment properties, partially offset by the venture partners' allocation of gain related to the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994. Reference is made to Note 4(b)(i).

     The increases in accounts payable at December 31, 1994 as compared to December 31, 1993 and property operating expenses for the year ended December 31, 1994 as compared to the same period in 1993 are primarily due to the accrual of $1,000,000 for potential repairs at the 21900 Burbank Building as discussed in Note 2(c). Such increases are partially offset by the sale of Villa Solana Apartments on March 23, 1994, to the lenders obtaining title to the Park at Countryside Apartments on May 5, 1994 and to the sale of the 9701 Wilshire Building on October 6, 1994. Reference is made to Notes 4(b)(i) and 7.

     The decrease in amounts due to affiliates at December 31, 1994 as compared to December 31, 1993 is primarily due to the 1994 payment of previously deferred salary and overhead reimbursements of $847,752 to the Corporate General Partner and its affiliates, the payment of previously deferred partnership management fees of $724,121 to the General Partners and to the payment of $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partner. Reference is made to
Note 11.

     The increase in accrued interest payable at December 31, 1994 as compared to December 31, 1993 is primarily due to the accrual of approximately $2,520,000 in 1994 of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property. Reference is made to
Note 4(b)(iv). The increase is partially offset by the lenders obtaining title to the Park at Countryside Apartments on May 5, 1994 and to the sale of the 9701 Wilshire Building on October 6, 1994 which resulted in the cancellation and retirement, respectively, in 1994 of the loans secured by these properties. Reference is made to Note 4(b)(i) and Note 7.

     The decrease in accrued real estate taxes at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of taxes at the 160 Spear Street investment property.

     The decrease in notes payable at December 31, 1994 as compared to December 31, 1993 is due to the June, 1994 principal payment of $70,701 on promissory notes related to the California Plaza Office Building.
Reference is made to Note 10.

     The decrease in investment in unconsolidated ventures, at equity reflected as a liability at December 31, 1994 as compared to December 31, 1993 is primarily due to the assignment of the Partnership's interest in the 125 Broad investment property to an affiliate of the Partnership's unaffiliated venture partner in November 1994, partially offset by the Partnership's share of losses and distributions from certain ventures. Such assignment is also for the reason for the $31,743,006 gain on sale of interest in unconsolidated venture for the year ended December 31, 1994. Reference is made to Notes 3(c)(iv) and 7.

     The decrease in venture partners' subordinated equity in ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to the venture partners' allocations of losses and distributions from the Dunwoody investment property and the sale of the Villa Solana Apartments on March 23, 1994. Reference is made to Note 7(f).

     The decreases in rental income, mortgage and other interest, depreciation and amortization of deferred expenses for the year ended December 31, 1994 as compared to the same periods in 1993 and 1992 are primarily due to the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994, to the sale of the 9701 Wilshire Building on October 6, 1994 and to the sale of Villa Solana Apartments on March 23, 1994. Reference is made to Notes 4(b)(i) and 7. The decreases in rental income are partially offset by the receipt of approximately $395,000 of lease termination fees at the 9701 Wilshire Building in July 1994. The decrease in rental income for the year ended December 31, 1993 as compared to the same period in 1992 is primarily due to the June 30, 1992 buy-out of the First American Bank's over-lease obligations at RiverEdge Place as discussed above, and the sale of the Erie-McClurg Parking Facility in September 1992. Reference is made to Notes 2(b) and 7.

     The increase in interest income for the year ended December 31, 1994 as compared to the same periods in 1993 and 1992 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1994. The decrease in interest income for the year ended December 31, 1993 as compared to the same period in 1992 is primarily due to higher interest rates earned on the Partnership's short-term investments in 1992.

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

     The decreases in depreciation expense and amortization of deferred expenses for the year ended December 31, 1994 as compared to the same periods in 1993 and 1992, and the decrease for the year and December 31, 1993 as compared to the same period in 1992 is also due to the provisions for value impairment recorded at several of the Partnership's investment properties in 1993 and 1992, which resulted in a lower basis of assets to be depreciated in 1994 and 1993. The decrease for 1993 as compared to 1992 is also due to the sale in September 1992 of the Erie-McClurg Parking Facility. Reference is made to Notes 1 and 7.

     The decrease in professional services for the years ended December 31, 1994 and 1993 as compared to the same period in 1992 is primarily due to Partnership's 1992 legal fees relating to the lawsuit against the joint venture partner of the C-C California Plaza venture. Reference is made to
Note 3(b)(iii).

     The provisions for value impairment for the year ended December 31, 1993 relate to provisions recorded for Cal Plaza, Villa Solana Apartments, and Springbrook Shopping Center of $2,166,799, $916,309 and $7,534,763, respectively. The provisions for value impairment for the year ended December 31, 1992 relate to provisions recorded for Eastridge Mall, 21900 Burbank Boulevard Building, 9701 Wilshire Building and RiverEdge Place investment properties of $5,752,710, $1,740,533, $12,504,079 and
$6,149,632, respectively.  Reference is made to Note 1.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the same period in 1993 and the increase for 1993 as compared to 1992 is primarily due to the provision for value impairment recorded at August 31, 1993 at Wells Fargo Center (of which the Partnership's share was $20,035,181), offset by a decrease in the Partnership's share of losses of JMB/125 due to the receipt of the Salomon Brothers lease termination fee payment of approximately $26,500,000 (of which the Partnership's share was approximately $7,700,000) in 1993.

     The decrease in venture partners' share of ventures' operations for the year ended December 31, 1994 as compared to the same period in 1993 is primarily due to the write-off of the California Plaza venture partner's deficit investment balance at June 30, 1993. Effective in 1993, the venture partner at the California Plaza investment property is no longer allocated any losses. Reference is made to Note 1.

     The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1993 relates to the $2,627,427 gain on JMB/Owing's sale of its interest in Owings Mills Limited Partnership ("OMLP") in June 1993, and the $229,140 gain on sale of the Partnership's remaining interest in Harbor Overlook Limited Partnership in January 1993. Reference is made to
Note 7.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                                       INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, years ended December 31, 1994,
  1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992
Notes to Consolidated Financial Statements

                                                                    SCHEDULE
                                                                    --------

Consolidated Real Estate and Accumulated Depreciation                  III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated or combined financial statements or related notes.




                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                          CERTAIN UNCONSOLIDATED VENTURES

                                       INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1994 and 1993
Combined Statements of Operations, years ended December 31, 1994,
  1993 and 1992
Combined Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Combined Statements of Cash Flows, years ended December 31, 1994,
  1993 and 1992

Notes to Combined Financial Statements

                                                                    SCHEDULE
                                                                    --------

Combined Real Estate and Accumulated Depreciation                      III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated or combined financial statements or related notes.





                           INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XV (a limited partnership) and Consolidated Ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and Consolidated Ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     Additionally, as discussed in Notes 3 and 4 of notes to consolidated financial statements, a promissory note secured by the Partnership's interest in the South Tower venture and a number of mortgage loans secured by the Partnership's investment properties or investment properties owned by ventures in which the Partnership has an interest, are currently due or mature in 1995. The Partnership has commenced or intends to commence discussions with the mortgage lenders in order to extend and/or modify such loans. In the event that discussions with lenders are unsuccessful, the Partnership and its venture partners may be unable or unwilling to commit additional amounts to the investment properties. These circumstances could result in the Partnership no longer having an ownership interest in certain investment properties. The ultimate outcome of these circumstances cannot presently be determined. The Partnership and ventures have recorded provisions for value impairment, where applicable, to reduce the net book value of such properties to the outstanding balance of the related non-recourse financing (Notes 1 and 3 of notes to consolidated financial statements).





                                                KPMG PEAT MARWICK LLP

Chicago, Illinois
March 27, 1995

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS
                                                 DECEMBER 31, 1994 AND 1993

                                                           ASSETS
                                                           ------
                                                                                         1994                1993
                                                                                     ------------        -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . .       $  3,680,080          5,020,087
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . .         10,564,988         10,167,294
  Interest, rents and other receivables (net of allowance
    for doubtful accounts of $222,121 in 1994 and
    $17,200 in 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,430,849          1,092,658
  Current portion of notes receivable (net of allowance
    of $1,466,051 in 1994 and 1993) (note 8) . . . . . . . . . . . . . . . . .             11,967             34,073
  Escrow deposits and restricted securities (notes 1 and 4(b)) . . . . . . . .          7,551,257          6,151,429
                                                                                     ------------       ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         23,239,141         22,465,541
                                                                                     ------------       ------------
Investment properties, at cost (notes 1, 2 and 3) - Schedule III:
   Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,786,288         37,109,099
   Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . .        336,767,526        376,030,478
                                                                                     ------------       ------------
                                                                                      367,553,814        413,139,577
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .       (106,168,986)      (107,997,321)
                                                                                     ------------       ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . . . .        261,384,828        305,142,256
                                                                                     ------------       ------------

Investment in unconsolidated ventures,
  at equity (notes 3 and 12) . . . . . . . . . . . . . . . . . . . . . . . . .         27,791,761         28,554,815
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,991,141          4,305,261
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,354,240          6,719,239
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . .          5,901,802          4,699,065
                                                                                     ------------       ------------

                                                                                     $327,662,913        371,886,177
                                                                                     ============       ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                         1994                1993
                                                                                     ------------        -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . .       $ 64,981,954         95,188,325
  Current portion of notes payable (note 10) . . . . . . . . . . . . . . . . .             70,701             70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,620,655          2,256,478
  Amounts due to affiliates (note 11). . . . . . . . . . . . . . . . . . . . .          1,736,196          6,410,710
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .          7,147,878          6,130,382
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            554,229            728,334
                                                                                     ------------       ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .         77,111,613        110,784,930
Notes payable (note 10). . . . . . . . . . . . . . . . . . . . . . . . . . . .            290,434            361,135
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            533,522            863,192
Investment in unconsolidated ventures, at equity (notes 3 and 12). . . . . . .         15,811,104         28,318,569
Other liabilities (note 7(a)). . . . . . . . . . . . . . . . . . . . . . . . .            360,000            360,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . .        246,148,319        245,868,225
                                                                                     ------------       ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7 and 9)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        340,254,992        386,556,051
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . .          8,854,639          9,901,367
Partners' capital accounts (deficits) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . .             20,000             20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . .        (16,615,024)       (15,779,416)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . .           (872,867)          (600,866)
                                                                                     ------------       ------------
                                                                                      (17,467,891)       (16,360,282)
                                                                                     ------------       ------------
  Limited partners (443,717 Interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . .        384,978,681        384,978,681
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . .       (362,540,535)      (368,991,190)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . .        (26,416,973)       (24,198,450)
                                                                                     ------------       ------------
                                                                                       (3,978,827)        (8,210,959)
                                                                                     ------------       ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . .        (21,446,718)       (24,571,241)
                                                                                     ------------       ------------
                                                                                     $327,662,913        371,886,177
                                                                                     ============       ============

                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                    FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                     1994               1993               1992
                                                                 ------------       ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . .        $52,221,396         54,795,252         63,899,911
  Interest income. . . . . . . . . . . . . . . . . . . . .            886,073            492,992            599,222
                                                                  -----------        -----------        -----------
                                                                   53,107,469         55,288,244         64,499,133
                                                                  -----------        -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . .         33,160,181         34,767,530         36,863,527
  Depreciation . . . . . . . . . . . . . . . . . . . . . .         11,490,889         12,370,095         13,296,137
  Property operating expenses. . . . . . . . . . . . . . .         22,832,962         22,465,768         23,159,488
  Professional services. . . . . . . . . . . . . . . . . .            644,763            605,331            957,340
  Amortization of deferred expenses. . . . . . . . . . . .          1,138,527          1,223,341          1,322,442
  Management fees to corporate general
    partner (note 11). . . . . . . . . . . . . . . . . . .              --                 --                15,407
  General and administrative . . . . . . . . . . . . . . .            610,188            628,691            601,145
  Provisions for value impairment (note 1) . . . . . . . .              --            10,617,871         26,146,954
                                                                  -----------        -----------        -----------
                                                                   69,877,510         82,678,627        102,362,440
                                                                  -----------        -----------        -----------
          Operating loss . . . . . . . . . . . . . . . . .        (16,770,041)       (27,390,383)       (37,863,307)
Partnership's share of loss from operations of
  unconsolidated ventures (note 12). . . . . . . . . . . .        (15,190,416)       (31,617,778)       (24,576,481)
Venture partners' share of loss from ventures'
  operations (note 3). . . . . . . . . . . . . . . . . . .          2,235,151          2,866,514          3,678,862
                                                                  -----------        -----------        -----------
          Net operating loss . . . . . . . . . . . . . . .        (29,725,306)       (56,141,647)       (58,760,926)
Gain on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $823,609 in 1994 (notes 4(b)(i) and 7). . . .          3,597,347              --               506,446
Gain on sale of interests in unconsolidated
  ventures (notes 3(c)(iv) and 7). . . . . . . . . . . . .         31,743,006          2,856,567              --
                                                                  -----------        -----------        -----------
          Net income (loss). . . . . . . . . . . . . . . .        $ 5,615,047        (53,285,080)       (58,254,480)
                                                                  ===========        ===========        ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                     1994               1993               1992
                                                                 ------------       ------------       ------------

          Net income (loss) per limited partnership
            interest (note 1):
              Net operating loss . . . . . . . . . . . . .        $    (64.31)           (121.46)           (127.13)
              Net gain on sale or disposition of
                investment property. . . . . . . . . . . .               8.03              --                  1.13
              Gain on sale or disposition of interests
                in unconsolidated ventures . . . . . . . .              70.83               6.37              --
                                                                  -----------        -----------        -----------
                                                                  $     14.55            (115.09)           (126.00)
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

                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                     (A LIMITED PARTNERSHIP)
                                                    AND CONSOLIDATED VENTURES

                                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                          YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                GENERAL PARTNERS                            LIMITED PARTNERS (443,717 INTERESTS)
            -----------------------------------------------------  ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                                                                          NET OF
              CONTRI-       NET            CASH                          OFFERING       NET            CASH
              BUTIONS       LOSS       DISTRIBUTIONS       TOTAL          COSTS         LOSS       DISTRIBUTIONS       TOTAL
              -------    ----------    -------------    -----------    -----------  -----------    -------------    -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1991. . . . . 20,000   (11,216,943)       (600,866)   (11,797,809)   384,978,681  (262,014,103)    (23,731,467)    99,233,111

Net loss . . .   --      (2,345,373)           --       (2,345,373)         --      (55,909,107)          --       (55,909,107)
Cash distri-
 butions
 ($.50 per
 limited
 partnership
 interest) . .   --          --                --           --              --           --            (221,859)      (221,859)
              -------   -----------       ---------    -----------    -----------  ------------    ------------    -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . . . . 20,000   (13,562,316)       (600,866)   (14,143,182)   384,978,681  (317,923,210)    (23,953,326)    43,102,145

Net loss . . .   --      (2,217,100)           --       (2,217,100)         --      (51,067,980)          --       (51,067,980)
Cash distri-
 butions
 ($.55 per
 limited
 partnership
 interest) . .   --           --               --            --             --            --           (245,124)      (245,124)
              -------   -----------       ---------    -----------    -----------  ------------    ------------    -----------
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                     (A LIMITED PARTNERSHIP)
                                                    AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                GENERAL PARTNERS                            LIMITED PARTNERS (443,717 INTERESTS)
            -----------------------------------------------------  ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                                                                          NET OF
              CONTRI-       NET            CASH                          OFFERING       NET            CASH
              BUTIONS       LOSS       DISTRIBUTIONS       TOTAL          COSTS         LOSS       DISTRIBUTIONS       TOTAL
              -------    ----------    -------------    -----------    -----------  -----------    -------------    -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1993. . . . . 20,000   (15,779,416)       (600,866)   (16,360,282)   384,978,681  (368,991,190)    (24,198,450)    (8,210,959)

Net income
 (loss). . . .   --        (835,608)           --         (835,608)         --        6,450,655           --         6,450,655
Cash distri-
 butions
 ($5.00 per
 limited
 partnership
 interest) . .   --           --           (272,001)      (272,001)         --            --         (2,218,523)    (2,218,523)
              -------   -----------       ---------    -----------    -----------  ------------    ------------    -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1994. . . . .$20,000   (16,615,024)       (872,867)   (17,467,891)   384,978,681  (362,540,535)    (26,416,973)    (3,978,827)
              =======   ===========       =========    ===========    ===========  ============    ============    ===========










                                  See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . .        $ 5,615,047        (53,285,080)       (58,254,480)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . .         11,490,889         12,370,095         13,296,137
    Amortization of deferred expenses. . . . . . . . . . .          1,138,527          1,223,341          1,322,442
    Long-term debt - deferred accrued interest . . . . . .          2,727,421          3,543,421          2,072,994
    Partnership's share of loss from operations
      of unconsolidated ventures . . . . . . . . . . . . .         15,190,416         31,617,778         24,576,481
    Venture partners' share of ventures' loss from
      operations and gain on sale or disposition
      of investment properties . . . . . . . . . . . . . .         (1,411,542)        (2,866,514)        (3,678,862)
    Provisions for value impairment. . . . . . . . . . . .              --            10,617,871         26,146,954
    Gain on sale or disposition of
      investment properties (notes 4(b)(i) and 7). . . . .         (4,420,956)             --              (506,446)
    Gain on sale of interests in unconsolidated
      ventures (notes 3(c)(iv) and 7). . . . . . . . . . .        (31,743,006)        (2,856,567)             --
  Changes in:
    Interest, rents and other receivables. . . . . . . . .           (463,724)           195,969            163,945
    Current portion of notes receivable. . . . . . . . . .             22,106            185,484            767,844
    Notes receivable . . . . . . . . . . . . . . . . . . .              --                 --               165,625
    Escrow deposits and restricted securities
      (note 4(b)). . . . . . . . . . . . . . . . . . . . .         (1,399,828)        (1,951,511)          (529,901)
    Accrued rents receivable, net. . . . . . . . . . . . .          1,231,693          1,056,311          2,612,964
    Accounts payable . . . . . . . . . . . . . . . . . . .            762,407           (651,329)           410,584
    Amounts due to affiliates. . . . . . . . . . . . . . .         (4,674,514)           831,778            999,184
    Accrued interest payable . . . . . . . . . . . . . . .          2,202,159          2,725,892            892,521
    Accrued real estate taxes. . . . . . . . . . . . . . .           (174,105)           (64,510)          (850,110)
    Deposits and advances. . . . . . . . . . . . . . . . .              --              (430,000)             --
    Tenant security deposits . . . . . . . . . . . . . . .           (329,670)            50,712             70,393
                                                                 ------------        -----------        -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . . .         (4,236,680)         2,313,141          9,678,269
                                                                 ------------        -----------        -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Cash flows from investing activities:
  Net sales, maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . .           (397,694)          (442,084)        (3,908,797)
  Additions to investment properties . . . . . . . . . . .         (1,279,820)          (838,618)        (1,728,484)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . . .          7,505,575          3,329,583          5,243,928
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . . . .         (2,792,572)          (740,111)        (1,301,243)
  Cash proceeds from sale of investment
    properties (note 7). . . . . . . . . . . . . . . . . .          3,580,504              --            10,680,440
  Cash proceeds from sale of interest
    in unconsolidated ventures (note 7). . . . . . . . . .              --               229,140              --
  Payment of deferred expenses . . . . . . . . . . . . . .           (886,493)          (530,531)        (1,192,057)
                                                                 ------------        -----------        -----------
          Net cash provided by
            investing activities . . . . . . . . . . . . .          5,729,500          1,007,379          7,793,787
                                                                 ------------        -----------        -----------
Cash flows from financing activities:
  Payoff of bank notes payable . . . . . . . . . . . . . .              --                 --            (6,335,000)
  Proceeds from refinancing of long-term debt
    (note 4(b))  . . . . . . . . . . . . . . . . . . . . .          1,134,189              --                 --
  Principal payments on long-term debt . . . . . . . . . .           (878,524)        (1,017,356)        (1,118,875)
  Principal paydown or retirement on
    long-term debt (notes 2(b) and 4(b)) . . . . . . . . .              --                 --           (18,791,830)
  Proceeds from long-term debt (note 4(b)) . . . . . . . .              --                 --             9,800,000
  Principal payments on notes payable. . . . . . . . . . .            (70,701)           (70,701)           (70,701)
  Venture partners' contributions to venture . . . . . . .            249,450             30,000            182,116
  Distributions to venture partners. . . . . . . . . . . .           (776,717)          (185,740)          (359,270)
  Distributions to general partners. . . . . . . . . . . .           (272,001)             --                 --
  Distributions to limited partners. . . . . . . . . . . .         (2,218,523)          (245,124)          (221,859)
                                                                 ------------        -----------        -----------
         Net cash used in financing activities   . . . . .         (2,832,827)        (1,488,921)       (16,915,419)
                                                                 ------------        -----------        -----------
         Net increase (decrease) in cash and
           cash equivalents. . . . . . . . . . . . . . . .         (1,340,007)         1,831,599            556,637
         Cash and cash equivalents,
           beginning of year . . . . . . . . . . . . . . .          5,020,087          3,188,488          2,631,851
                                                                 ------------        -----------        -----------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . . . . . . .        $ 3,680,080          5,020,087          3,188,488
                                                                 ============        ===========        ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994              1993               1992
                                                                  -----------        -----------        -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . . . .        $28,230,601         28,498,214         33,898,012
                                                                  ===========        ===========        ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in unconsolidated venture
      (notes 3(c)(iv) and 7) . . . . . . . . . . . . . . .        $31,743,006          2,627,427             --
                                                                  ===========        ===========        ===========
  Sale of investment properties (note 7):
    Total sale proceeds, net of selling expenses . . . . .        $33,604,213              --            17,932,665
    Contingent liability assumed upon sale . . . . . . . .              --                 --               360,000
    Principal balances due on mortgages payable. . . . . .        (30,023,709)             --            (7,612,225)
                                                                  -----------        -----------        -----------
          Cash proceeds from sale of investment
            property, net of selling expenses. . . . . . .        $ 3,580,504              --            10,680,440
                                                                  ===========        ===========        ===========
  Disposition of investment property (note 4(b)(i)):
    Balance due on long-term debt cancelled. . . . . . . .        $ 3,100,000              --                 --
    Accrued interest expense on accelerated
      long-term debt . . . . . . . . . . . . . . . . . . .            970,317              --                 --
    Reduction of investment property, net. . . . . . . . .         (2,023,953)             --                 --
    Reduction of deferred expenses . . . . . . . . . . . .            (16,467)             --                 --
    Reduction of other liabilities . . . . . . . . . . . .            117,966              --                 --
                                                                  -----------        -----------        -----------
         Non-cash gain recognized due to lender
           realizing upon security . . . . . . . . . . . .        $ 2,147,863              --                 --
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, Eastridge Development Company ("Eastridge"); Daytona Park Associates ("Park") (see note 4(b)(i)); JMB/160 Spear Street Associates ("160 Spear"); Villa Solana Associates ("Villa Solana") (sold March 23, 1994, see note 7); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners-South Tower ("South Tower"); Harbor Overlook Limited Partnership ("Harbor"); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993, see note 7); JMB/NewPark Associates, L.P. ("JMB/NewPark"); Carlyle-XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (see notes 3(c)(iv) and 7(f)).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the years ended December 31, 1994 and 1993:

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                1994                                  1993
                                              -------------------------------         ------------------------------
                                                GAAP BASIS         TAX BASIS          GAAP BASIS          TAX BASIS
                                               ------------       -----------        ------------        -----------
Total assets . . . . . . . . . . . . . .      $327,662,913        144,882,708        371,886,177        173,128,303

Partners' capital accounts
  (deficit):
    General partners . . . . . . . . . .       (17,467,891)       (19,285,157)       (16,360,282)       (23,818,870)
    Limited partners . . . . . . . . . .        (3,978,827)        20,986,144         (8,210,959)        27,985,249

Net income (loss):
    General partners . . . . . . . . . .          (835,608)         4,805,712         (2,217,100)         1,262,261
    Limited partners . . . . . . . . . .         6,450,655         (4,780,582)       (51,067,980)       (13,202,010)

Net income (loss) per
  limited partnership
  interest . . . . . . . . . . . . . . .      $      14.55             (10.77)           (115.09)            (29.75)
                                              ============       ============        ===========        ===========

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited partnership interest ("Interest") is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,642,881 and none at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

     Escrow deposits and restricted securities primarily represent cash and investments restricted as to their use by the Partnership.

    Provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Such provisions generally reduce the net carrying values of the investment properties to the then outstanding balance of the related non-recourse mortgage notes. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 125 Broad Street Building (note 3(c)(iv), 260 Franklin Street Building, Eastridge Mall, 21900 Burbank Boulevard Building, 9701 Wilshire Building, RiverEdge Place, California Plaza, Wells Fargo Center - IBM Tower, Villa Solana Apartments and Springbrook Shopping Center investment properties, the Partnership, or ventures, as the case may be, made, as a matter of prudent accounting practice, provisions for value impairment. A provision for value impairment was recorded at June 30, 1992 of $5,752,710 and $1,740,533 for Eastridge Mall and 21900 Burbank Boulevard Building, respectively, at September 30, 1992 of $12,504,079 and $6,149,632 for 9701 Wilshire Building and RiverEdge Place, respectively, at June 30, 1993, of $2,166,799 for California Plaza, which included $1,558,492 relating to the venture partner's deficit investment balance at that date, at August 31, 1993, of $67,479,871 (of which, the Partnership's share is $20,035,181) at Wells Fargo Center - IBM Tower, at September 30, 1993, of $916,309 at Villa Solana Apartments, and at December 31, 1993 of $7,534,763 at Springbrook Shopping Center.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1992 to disclose the SFAS 107 value of all financial assets and liabilities for which it is

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the RiverEdge Place Building investment property and the Partnership's interest in the South Tower joint venture has been classified by the Partnership as a current liability at December 31, 1994 as a result of defaults (see notes 4(b)(vii) and 4(b)(iv)), and because the resolution of such defaults is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $270,213,979, has been calculated to have a SFAS 107 value of $240,782,125 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

     Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform with the 1994 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's") (note 3(b)(i)). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor (note 7). In September 1992, the Partnership sold the Erie-McClurg Parking Facility (note 7). In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center (note 7). In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments (note 7). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(b)(i)). In October 1994, the Partnership sold the 9701 Wilshire Office Building (note 7). In November 1994, the Partnership assigned its interest in the JMB/125 venture to an affiliate of its unaffiliated venture partner (notes 3(c)(iv) and 7).

All of the remaining properties owned at December 31, 1994 were completed and operating.

    The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs reduced for provisions for value impairment where applicable. Depreciation on the operating properties has been provided over the estimated useful lives of 5-30 years using the straight-line method.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. However, for any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would likely result in the Partnership no longer having an ownership interest in such property and would generally result in gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The mortgage loan secured by the Eastridge Mall investment property matures in 1995 and will need to be extended or refinanced should a sale of the property not occur. In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to 21900 Burbank Building, Wells Fargo Center and RiverEdge Place (see Note 4).

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (c)  21900 Burbank Boulevard Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements, will be approximately $1,000,000. The Partnership spent approximately $124,000 for repairs in 1994. In 1995 and 1996, approximately 80% of the tenant space, most of which is occupied by two tenants, expires. The Partnership has been successful in renewing one of the tenants who occupies approximately 43% of the building at a lower effective renewal rate. The Partnership is attempting to negotiate a new lease with the other tenant. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to the continued recession in southern California.

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

     (f)  Woodland Hills Apartments

     The seller/manager has agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt which consisted of first and second mortgage notes secured by the property was scheduled to mature in June 1994. The maturity date of the first mortgage loan was extended to November 1, 1994 and both mortgage notes were refinanced November 2, 1994 (see note 4(c)).


(3)  VENTURE AGREEMENTS

     (a)  Introduction

     The Partnership (or Carlyle-XV Associates, L.P., in which the Partnership holds a limited partnership interest) has entered into eight joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900, JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") or Carlyle Real Estate Limited Partnership-XVI (or Carlyle-XVI Associates, L.P., in which Carlyle Real Estate Limited Partnership-XVI holds a limited partnership interest) ("Carlyle-XVI")), partnerships sponsored by the Corporate General Partner, and eight joint venture agreements with unaffiliated venture partners. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $247,300,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). The terms of these affiliated partnerships provide, in general, that the benefits of ownership, including tax effects, net cash receipts and sale and refinancing proceeds, are allocated between or distributed to, as the case may be, the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture.

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

     During 1989, the Partnership disposed of its interest in the Boatmen's venture (note 3(b)(i)). During 1991, the Partnership sold a portion of its interest in the Harbor venture (note 7). In January 1993, the Partnership sold the remaining portion of its interest in the Harbor venture and in June 1993, the Partnership sold its interest in the JMB/Owings Mills joint venture (note 7). In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments (note 7), in May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(b)(i)) and in December 1994, the Partnership assigned its interest in the JMB/125 venture to an affiliate of its unaffiliated venture partner (see notes 3(c)(iv) and 7).

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

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1994, 1993 and 1992, five, three and four, respectively, of the ventures' properties produced net cash receipts.

The Partnership also has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of net sale or refinancing proceeds from the ventures.

     In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, sub-stantially all profits or losses are allocated to the Partnership. In addition, generally amounts equal to certain expenses paid from capital contributions by the Partnership or venture partners are allocated to the contributing partner or partners.

          (i)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


       On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the Partnership would receive payments totalling $2,325,000. As of December 31, 1994, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of December 31, 1994. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default in 1993.

The Partnership has recognized revenue on the settlement to the extent of the cash collected. There is no assurance that the remaining delinquent payments will be collected.

          (ii)  Park

     In November 1991, Park modified the mortgage note secured by Park at Countryside Apartments effective January 1, 1990 (note 4(b)). In October 1993, the joint venture ceased making the required debt service payments, and after discussions with the lender, the venture was unable to secure an additional modification to the loan. On May 5, 1994, the lender realized upon its mortgage security and took title to the property (see note 4(b)(i)).

          (iii)  Cal Plaza

     In August 1990, the joint venture partner filed a lawsuit against the Partnership, the General Partners of the Partnership and certain of their affiliates, alleging, among other things, breaches of the joint venture agreement and fraud. The Partnership filed a counter claim against the joint venture partner for breaches of the joint venture agreement and property management agreement. In November 1991, the Partnership and the joint venture partner reached a settlement resolving certain claims between the two parties. Under the terms of the settlement agreement, the obligation of the venture partner to indemnify Cal Plaza for payment on promissory notes issued to a tenant was revised (see note 10).

     In December 1993, the venture reached an agreement with the lender to modify the mortgage note, effective February 1993. The accrual rate of the note remains at 10.375%, but the interest only monthly payments are based on an interest rate of 8% per annum. The maturity date of the note has been extended from January 1, 1997 to January 1, 2000, and all property cash flows are required to be escrowed as more fully described in note 4(b)(vi).

     (c)  Significant Unconsolidated Ventures

          (i)  JMB/Piper

     In 1984, the Partnership acquired, through a joint venture partnership "JMB/Piper", with Carlyle-XIV, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and Carlyle - XIV, acquired the developer's interest in the OB Joint Venture. As of December 31, 1994, JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper").

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

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest was approximately $72,272,000 and $63,214,000 at December 31, 1994 and 1993, respectively.

     In August 1992, the venture signed an agreement with the lender, effective April 1, 1991, to modify the terms of the mortgage notes which are secured by the investment property. The principal balance of the mortgage notes has been consolidated into one note in the amount of $100,000,000. Under the terms of the modification, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest will accrue and is payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 and was remitted to the lender during September of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 which was remitted to the lender in May 1994. During 1994, the excess cash flow generated under this agreement was $353,251 which is expected to be remitted to the lender during the second quarter of 1995. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which is an affiliate of the Corporate General Partner) has agreed to defer receipt of its management fee until a later date. As of December 31, 1994, the manager has deferred approximately $2,398,000 of management fees ($2,357,000 of which represents fees deferred by the former affiliate of the manager). If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of it share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

     Furthermore, pursuant to the loan modification, the venture can prepay the mortgage note beginning February 1, 1996 subject to a prepayment fee. The prepayment fee is calculated pursuant to a formula to provide the lender a minimum return of 13.59% per annum (if the loan is held to maturity) plus a participation in excess sale and refinancing proceeds, if any. For financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum. In order for the venture to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the venture partners. Accordingly, operating profits and losses (excluding depreciation and amortization) were allocated 71% to JMB/Piper and 29% to the venture partners during 1994 and 1993 and 100% to JMB/Piper during 1992.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans will be repaid. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating that it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, the joint venture agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note payable to the joint venture. The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note payable at any time. As of the date of this report, all amounts due under the note payable have been received.

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

     During the second quarter of 1994, a major tenant and joint venture partner, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995. Such space is currently leased to tenants whose leases expire just prior to the effective dates for Piper Jaffray, Inc.'s expansions. The expansion space lease expiration date will be coterminous with Piper Jaffray, Inc.'s existing lease expiration date of March 2000 and the net effective rental rate approximates market.

          (ii)  JMB/900

     In 1984, the Partnership acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property and an original affiliate of the developer (the "Venture Partners") and JMB/900. In 1986, one of the unaffiliated partners transferred a portion of its interest to another partnership in which it and a major tenant of the building (Central National Bank) were partners. In 1987, the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a partner in this unaffiliated partnership.

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

     JMB/900 has made capital contributions to Progress Partners and certain payments to an affiliate of the developer, in the aggregate amount of $18,270,000, subject to the obligation to make additional capital contributions as described below.

     JMB/900 has also made a loan to the developer in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1992, 1993 and 1994). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum payable quarterly. Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make this payment. As a result of the lawsuit discussed below, such amounts have not been contributed by JMB/900 to pay the venture partner, and consequently, interest has not been received by JMB/900 on the $20,000,000 loan discussed above. Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow (net after the $3,285,000 per annum stated return payable to the Venture Partners discussed above) of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the Venture Partners.

     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900 to pay for the Venture Partner stated return. Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000.

JMB/900 is entitled to receive the next $21,000,000 and the Venture Partners will receive the next $42,700,000. Any remaining net proceeds are to be distributed 49% to JMB/900 and 51% to the Venture Partners. As discussed above, the $20,000,000 loan to the Venture Partners matures upon sale or refinancing (under certain conditions) of the property. Consequently, the $20,000,000 distribution level to the Venture Partners would be used to pay off the $20,000,000 loan from JMB/900. Furthermore, to the extent that JMB/900 has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Operating profits, in general, are allocated 49% to JMB/900 and 51% to the Venture Partners. Operating losses, in general, are allocated 90% to JMB/900 and 10% to the venture partners.

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partners assumed management responsibility for the property as of August 1987 for a fee computed as a percentage of certain revenues. In December 1994, the affiliated property manager entered into a sub-management contract with an unaffiliated third party. Pursuant to the sub-management agreement, the unaffiliated property manager is managing the property.

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

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and, Carlyle-XIV ("C-XIV") and JMB/900 which has enabled the Partnership and C-XIV to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners, position in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     During the fourth quarter of 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension of its mortgage loan, which was scheduled to mature on December 1, 1994. As a result, the loan has been extended to December 1, 2001 with monthly payments of principal and interest based on an interest rate of 9.375% per annum and a 30 year principal amortization schedule. The previous interest rate was 13% per annum. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released.

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

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The Partnership and the joint venture have reached an agreement with the lender of the mortgage note whereby the lender will refrain from exercising its rights and remedies

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


under the loan documents through April 1, 1995 while the Partnership and the venture continue to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the venture. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD and the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1994 and 1993 as a current liability in the accompanying consolidated financial statements.

          (iv)  JMB/125

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 7(f)).

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan of $260,000,000 and a note payable to an affiliate of the joint venture partners in the amount of $17,410,516 originally due September 30, 1989.
In June 1987, the note payable was consolidated with the first mortgage loan forming a single consolidated note in the principal amount of $277,410,516. The consolidated note bore interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and was to mature on December 27, 1995. JMB/125 has also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below. In addition, JMB/125 contributed $24,222,042, plus interest thereon of approximately $1,089,992 on June 30, 1986 for working capital purposes. Thus, JMB/125's original cash investment (exclusive of acquisition costs) was $55,367,534, of which the Partnership's share was approximately $33,220,000.

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

     The partnership agreement of 125 Broad, as amended, provided that the O&Y partners were obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners were required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceeded such specified amounts and such costs were not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 were treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1994 and was expected to operate at a deficit for the next several years. Such deficits were required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners were in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest of such loans were to be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon would be due and payable on December 31, 2000. JMB/125 and the O&Y partners were obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     The 125 Broad partnership agreement also provided that beginning in 1991 annual cash flow, if any, was distributable first to JMB/125 and to the O&Y partners in certain proportions up to certain specified amounts. Next, the O&Y partners were entitled to repayment of principal and any accrued but unpaid interest on the loans for certain tenant improvements, leasing expenses and operating deficits described above, and remaining annual cash flow, if any, was distributable approximately 48.25% to JMB/125

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

and approximately 51.75% to the O&Y partners. In general, operating profits or losses were allocable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners, except for certain specified items of profits or losses which were allocable to JMB/125 or the O&Y partners.

     The 125 Broad partnership agreement further provided that, in general, upon sale or refinancing of the property, net sale or refinancing proceeds (after repayment of the outstanding principal balance and any accrued and unpaid interest on any loans from the O&Y partners described above) were distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners.

     As a result of the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the O&Y partners and the release of JMB/125 of claims related to 125 Broad, JMB/125 was relieved of any obligation to contribute any additional amounts to 125 Broad, including any amount of its deficit capital account to 125 Broad. Reference is made to Note 7(f).

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of its assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved for the entire rent offset by J&H, $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993 and 1992,
respectively, and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $4,300,000, $5,587,000 and $12,159,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated venture.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The office building was managed pursuant to a long-term agreement with an affiliate of the O&Y partners. Under the terms of the management agreement, the manager was obligated to manage the office building, collect all receipts from operations and to the extent available from such receipts pay all expenses of the office building. The manager was entitled to receive a management fee equal to 1% of gross receipts of the property.

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

     In 1990, NewPark Associates reached an agreement with J.C. Penney to open an anchor store at NewPark Mall, which opened in November 1991. Under the terms of the agreement, J.C. Penney built its own store and NewPark Associates constructed a parking deck to accommodate the addition of J.C. Penney to the center. NewPark Associates incurred costs of approximately $10,400,000 related to this addition, of which $2,000,000 was reimbursed by J.C. Penney. The unaffiliated joint venture partner loaned NewPark Associates all of the funds to cover the costs incurred related to the addition. In December 1992, proceeds from the refinancing described below were used to repay all amounts due to the unaffiliated joint venture partner.

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 are due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects to be able to satisfy if requested) as specified in the mortgage note. The joint venture has commenced discussions with the existing lender regarding an extension of the loan, however, there can be no assurance that the joint venture will be able to obtain such an extension. A portion of the proceeds from the note payable were used to pay the outstanding balance including accrued interest, under the previous mortgage note payable and outstanding notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation of approximately $14,000,000 at NewPark Mall in early 1993 that was completed later that year.

     The NewPark Associates partnership agreement provides that JMB/NewPark and the joint venture partner are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and are each obligated to advance 50% of any additional funds required under the terms of the NewPark Associates partnership agreement.

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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1994 and 1993:
                                                                                          1994               1993
                                                                                      ------------       -----------
13.875% mortgage note; secured by the RiverEdge Place Building;
  monthly payments of $302,821 are due through December 1, 1995;
  the outstanding balance of principal and accrued interest is
  due January 1, 1996; in default since July 1992 (see note 4(b)). . . . . . .         $18,166,294        18,166,294

12.0% promissory note; secured by the Partnership's interest in the South Tower venture; payable interest only through
  November 30, 1994; principal balance of $22,750,000
  was payable December 1, 1994 and currently in default; see
  note 4(b). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,750,000        22,750,000

8.5% mortgage note; secured by the Villa Solana Apartments;
  principal and interest payments of $107,648 were due monthly through August 1, 1994 as extended when the unpaid
  principal and interest balance would have been due;
  retired upon sale of property in March, 1994 (see note 7(d)) . . . . . . . .              --            13,481,503

11.155% mortgage note; secured by the Eastridge Mall;
  principal and interest payments of $241,010 are due monthly;
  unpaid balance of principal and interest of approximately
  $23,352,312 is due on October 1, 1995. . . . . . . . . . . . . . . . . . . .          23,336,259        23,608,492

12.8% first mortgage note; secured by the Woodland Hills Apartments;
  monthly payments of interest only were required until maturity on
  November 1, 1994 as extended; refinanced in November, 1994
  (see note 4(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             6,800,000

11.7% second mortgage note; secured by the Woodland Hills Apartments;
  monthly payments of interest only were required until maturity
  on June 1, 1994; refinanced in November, 1994 (see note 4(c)). . . . . . . .              --             1,256,667

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                          1994               1993
                                                                                      ------------       -----------

Variable rate mortgage note; secured by the Woodland Hills Apartments;
  payable in monthly installments of interest only of varying amounts related to a market index until October 1, 1997 when the principal
  balance of $8,175,000 is payable (see note 4(c)) . . . . . . . . . . . . . .           8,175,000            --

11.25% mortgage note; secured by Park at Countryside Apartments;
  monthly payments of interest only were required until scheduled maturity on January 1, 1996 when the unpaid balance of principal and interest was payable (the note was satisfied in 1994 due to
  the lender realizing upon its security, see note 4(b)) . . . . . . . . . . .              --             3,100,000

9.3% first mortgage note; secured by the 160 Spear Street Building;
  monthly payments of interest only are required through March 10,
  1995; principal and interest payments of $278,877 are due monthly from April 10, 1995 through January 10, 1999; the unpaid balance of principal and interest of approximately $32,772,760 is due
  on February 10, 1999 (see note 4(b)) . . . . . . . . . . . . . . . . . . . .          33,750,000        33,750,000

12.55% second mortgage note; secured by the 160 Spear Street Building;
  monthly payments of interest only are required through March 10,
  1995; principal and interest of $58,216 are due monthly from
  April 10, 1995 through January 10, 1999; the unpaid balance of principal and interest of approximately $5,351,910 is due on
  February 10, 1999 (see note 4(b)). . . . . . . . . . . . . . . . . . . . . .           5,434,894         5,434,894

9.5% mortgage note; secured by the 21900 Burbank Boulevard Building;
  requiring monthly principal and interest payments of $106,789 through November 1, 1996 with the balance of the unpaid principal
  and interest of approximately $11,563,066 due on December 1, 1996. . . . . .          11,806,786        11,958,681

11.0% mortgage note; secured by the 260 Franklin Street Building;
  monthly payments of interest only of $374,455 are due from
  June 1991 through January 1, 1992, monthly payments of interest only of $499,273 are due from February 1, 1992 through December 1,
  1995, the unpaid balance of approximately $74,891,013 plus unpaid accrued interest is due on January 1, 1996.  Additional interest payable upon maturity to provide an 11% return to lender and 60%
  of the greater of net sales or refinancing proceeds or appraised
  value, as defined (see note 4(b)). . . . . . . . . . . . . . . . . . . . . .          85,376,896        83,629,438

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                          1994               1993
                                                                                      ------------       -----------

9.0% mortgage note; secured by the 9701 Wilshire Building;
  principal and interest payments of $136,850 were due monthly through December 1, 1993; the unpaid balance of principal and interest of approximately $16,431,634 was originally due on
  January 1, 1994; the maturity date was extended to
  September 30, 1994; monthly principal and interest payments of
  $136,850 were due monthly through August 1, 1994 when the
  unpaid principal and interest balance would have been
  due; property was sold and the loan was retired in
  October 1994 (see note 7(e)) . . . . . . . . . . . . . . . . . . . . . . . .              --            16,475,465

10.375% Mortgage note; secured by the California Plaza Building;
  interest only payments of $501,458 were due monthly through
  January 1, 1992; principal and interest payments of $525,136 were due monthly from February 1, 1992 through December 1, 1996;
  the unpaid balance of principal and interest of approximately
  $56,673,315 was due on January 1, 1997; modified in December 1993 to require interest only payments of $384,505 (8.00%) due monthly effective February 1993 through January 1, 2000; interest accrues at 10.375% through January 1, 2000 when the unpaid principal and
  interest is due; see note 4(b) . . . . . . . . . . . . . . . . . . . . . . .          60,329,126        59,349,163

7.64% mortgage note; secured by Dunwoody Crossing (Phase II), principal and interest payments of $73,316 are due monthly from November 1, 1992 through October 31, 1997; the unpaid balance of principal and interest of approximately
  $9,004,930 is due on November 1, 1997 (see note 4(b)). . . . . . . . . . . .           9,505,018         9,652,454

9.75% mortgage note; secured by Dunwoody Crossing (Phase I and III), principal and interest payments of $180,425 were due monthly from May 1991 through September 1994; the unpaid balance of principal and interest of approximately $20,692,324 was due on October 1, 1994.  (The note was modified and satisfied
  in 1994 by the loan immediately below, see note 4(b)). . . . . . . . . . . .              --            20,643,499

8.65% mortgage note; secured by Dunwoody Crossing (Phases I and III), principal and interest payments of $171,737 are due monthly from February 15, 1995 to October 15, 1997; the unpaid balance of principal and interest of approximately $20,878,209 is due
  on November 15, 1997 (see note 4(b)) . . . . . . . . . . . . . . . . . . . .          21,500,000            --

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                          1994               1993
                                                                                      ------------       -----------

9.53% mortgage note; secured by the Springbrook Shopping Center;
  monthly payments of interest only are required through May 1,
  1995; principal and interest payments of $92,735 are due monthly from June 1, 1995 through April 1, 1997; the unpaid balance of principal and interest of approximately $10,951,198 is due on
  May 1, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,000,000        11,000,000
                                                                                      ------------      ------------

     Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         311,130,273       341,056,550
     Less current portion of long-term debt. . . . . . . . . . . . . . . . . .          64,981,954        95,188,325
                                                                                      ------------      ------------

     Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .        $246,148,319       245,868,225
                                                                                      ============      ============

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Included in the above total long-term debt is $13,139,304, $10,411,883 and $6,868,462 for 1994, 1993 and 1992, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

                       1995. . . . . . . .    $ 64,981,954
                       1996. . . . . . . .      87,251,913
                       1997. . . . . . . .      49,598,650
                       1998. . . . . . . .         304,452
                       1999. . . . . . . .      38,178,292
                                              ============

     (b)  Debt Modifications

          (i)  Park

     On May 5, 1994, the lender concluded proceedings to realize upon its security and took title to the property as described below.

     In October 1993, the joint venture ceased making the required debt service payments, but after discussions with the lender, the venture was unable to secure an additional modification of the loan. Therefore, the loan had been classified at December 31, 1993 as a current liability in the accompanying consolidated financial statements. On May 5, 1994, the lender realized upon its mortgage security and took title to the property. Since the Partnership had received, through the date of disposition, losses and distributions in excess of its original cash investment in the property, the Partnership recognized a gain on disposition in 1994 of $1,418,043 (net of the venture partner's share of $729,820) for financial reporting purposes. In addition, the Partnership recognized a gain in 1994 of $801,665 (net of venture partner's share of $54,737) for Federal income tax purposes, with no corresponding distributable proceeds. The venture remitted approximately $123,000 of cash flow debt service payments to the lender in 1994.

          (ii)  260 Franklin

     The affiliated joint venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. The modified mortgage note currently provides for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, the affiliated joint venture shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled to be January 1996) or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. The affiliated joint venture is required to (i) escrow excess cash flow from operations, beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account is to be used to cover the costs of capital and tenant improvement and lease inducements which are the primary

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


components of the anticipated operating deficits noted above ($1,151,566 used as of December 31, 1994), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (iii)  160 Spear Street Building

     During 1992, the venture reached an agreement with the first mortgage lender to modify and extend the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. The maturity of the loan was extended to February 10, 1999. Additionally, the venture is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn for expenditures approved by the lender, by the lender upon default of the note or by the venture on February 10, 1997 when the escrow agreement terminates. As of December 31, 1994, $198,036 has been placed in the escrow account, and $170,985 has been withdrawn for expenditures approved by the lender.

     The venture has approached the lender for an additional loan modification due to anticipated re-leasing expected to be incurred at the property. However, the lender has indicated that it is not interested in providing an additional modification, and intends to take title to the property. The venture and the lender are currently discussing terms for a transfer of the property to the lender. This will likely result in the Partnership no longer having an ownership interest in the property, which would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at December 31, 1994) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of December 31, 1994, the amount of such principal and interest payments in arrears is approximately $9,084,855. The loan has been classified at December 31, 1994 and 1993 as a current liability in the accompanying consolidated financial statements.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The first mortgage loan of $9,800,000 (from an institutional lender) bears interest of 7.64% per annum, is collateralized by the property and requires monthly payments of principal and interest of $73,316 beginning November 1, 1992 and continuing through November 1, 1997, when the remaining balance is payable.

     The first mortgage loan secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

          (vi)  Cal Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate is reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date is extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $2,681,000) of the monthly cash flow paid from March 1993 to December 1994 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender (none was used as of December 31, 1994). If at any time the balance in the escrow account exceeds $2,120,000, the excess will be used to first pay off deferred interest, then pay principal on the mortgage loan. Any amounts remaining in the escrow account at the maturity date will be applied towards the remaining balances of principal and interest on the loan. The joint venture also was required to fund $500,000 into the reserve account.

     (vii)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The Partnership and the joint venture have reached an agreement with the lender of the mortgage note whereby the lender will refrain from exercising its rights and remedies under the loan documents through April 1, 1995 while the Partnership and the venture continue to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the venture. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


significant additional amounts to the property. This would likely results in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1994 and 1993 as a current liability in the accompanying consolidated financial statements.

     (c)  Woodland Hills Apartments

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see notes 2(f) and 6). The obligations to make payments on the two underlying mortgage loans were assumed by the Partnership. The mortgage note receivable originally wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan required monthly payments of interest only in arrears at the rate of 12.8% per annum through June 1, 1994. The first mortgage loan was extended to November 1, 1994 based on the original terms of the note, for fees aggregating $35,000. The second mortgage loan required monthly payments of interest only in arrears at 11.7% per annum until June 1, 1994. On November 2, 1994, the Partnership refinanced the first and second mortgage loans with the lender of the second mortgage loan. The new non-recourse first mortgage loan in the amount of $8,175,000, which is collateralized by the property, requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 8.7% at December 31, 1994) through October 1, 1997 when the principal balance is due and payable.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or other dispositions of investment properties will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other dispositions (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties.

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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the first fiscal quarter of 1990. Accordingly, up to $561,000 of sale proceeds from Erie-McClurg Parking Facility , $498,000 of sale proceeds for the sale of the Villa Solana Apartments and $538,500 of sale proceeds for the sale of the 9701 Wilshire Building distributable to the General Partners have been deferred (see note 7).


(6)  MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager is acting as property manager of the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Dunwoody Crossing Apartments and the RiverEdge Place Building on the same terms that existed prior to the sale.

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

     The sale of the property resulted in the Partnership's recognition of a gain of $506,446 for financial reporting purposes and $1,296,367 for Federal income tax purposes in 1992.

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received and distributed through December 31, 1994 is $10,305,310 of which the Partnership's share is $5,152,655. The Partnership expects to recognize a portion of the deferred gain in 1995 when it collects a sufficient amount of the purchaser's investment in accordance with SFAS #66.

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

     (d)  Villa Solana Apartments

     On March 23, 1994 the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments located in Laguna Hills, California. The purchaser is not affiliated with the Partnership or its General Partners. The sale price was $16,600,000 (before selling costs and prorations). The venture received net sale proceeds after selling costs and the retirement of the debt secured by the property, of $2,563,197, of which the Partnership's share is $2,332,509.

     For financial reporting purposes, the venture recognized, on the date of sale, gain of $750,349 of which the Partnership's share is $656,560. The venture's gain for Federal income taxes was approximately $2,614,000, of which the Partnership's share was approximately $2,575,000.

     (e)  9701 Wilshire Building

     On October 6, 1994, the Partnership sold the 9701 Wilshire Building. The purchaser is not affiliated with the Partnership or its General Partners.

     The sale price for the 9701 Wilshire Building was $17,950,000 (before selling costs and prorations), all of which was received in cash at closing. The Partnership received net sale proceeds after selling costs and the retirement of the debt secured by the property of $1,017,307. As a result of the sale, the Partnership recognized a gain in 1994 of $1,522,744 for financial reporting purposes and a loss of $3,180,699 for Federal income tax purposes.

     (f)  JMB/125

     On November 15, 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y Partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains is $31,743,006 and $26,678,693 for financial reporting and Federal income tax purposes, respectively.


(8)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,159,000 as of the date of this report. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at December 31, 1994 and 1993.


(9)  LEASES

     (a)  As Property Lessor

     At December 31, 1994, the Partnership and its consolidated ventures' principal assets are five office buildings, two apartment complexes and two shopping centers. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volume. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1994 are generally for a term of one year or less and provide for annual rents of approximately $8,954,905.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

                 Office buildings:
                   Cost. . . . . . . . . . . . . . . . .     $256,689,309
                   Accumulated depreciation. . . . . . .       73,477,689
                                                             ------------
                                                              183,211,620
                                                             ------------
                 Shopping centers:
                   Cost. . . . . . . . . . . . . . . . .       46,909,391
                   Accumulated depreciation. . . . . . .       14,460,908
                                                             ------------
                                                               32,448,483
                                                             ------------
                 Apartment complexes:
                   Cost. . . . . . . . . . . . . . . . .       63,955,114
                   Accumulated depreciation. . . . . . .       18,230,389
                                                             ------------
                                                               45,724,725
                                                             ------------
                           Total . . . . . . . . . . . .     $261,384,828
                                                             ============

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                       1995. . . . . . . . . . .       $ 28,086,086
                       1996. . . . . . . . . . .         20,006,492
                       1997. . . . . . . . . . .         15,622,769
                       1998. . . . . . . . . . .         13,549,773
                       1999. . . . . . . . . . .         12,204,831
                       Thereafter. . . . . . . .         24,826,849
                                                       ------------
                           Total . . . . . . . .       $114,296,800
                                                       ============

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

     Future minimum rental commitments under the lease are as follows:

                       1995. . . . . . . . . . .         $  374,724
                       1996. . . . . . . . . . .            374,724
                       1997. . . . . . . . . . .            374,724
                       1998. . . . . . . . . . .            374,724
                       1999. . . . . . . . . . .            374,724
                       Thereafter. . . . . . . .         12,740,616
                                                        -----------
                            Total. . . . . . . .        $14,614,236
                                                        ===========
                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 were issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% of the amounts owed under the promissory notes and the Partnership is obligated to pay 60% of such amounts (see note 3(b)(iii)). During July 1992, July 1993 and June 1994, $70,701 of principal was paid and $68,788; $60,304 and $51,820 of interest, respectively was paid, to the tenant from cash flow generated from operations of the property. As of December 31, 1994, the outstanding balance of the notes was $361,135.


(11)  TRANSACTIONS WITH AFFILIATES

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's properties.

     Fees, commissions and other expenses required to be paid by the Partnership (or in the case of property management and leasing fees, by the Partnership's consolidated ventures) to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                         UNPAID AT
                                                                                                        DECEMBER 31,
                                                     1994               1993             1992              1994
                                                   ----------         --------         --------       --------------
Property management and
  leasing fees . . . . . . . . . . . . . . .       $  749,801          900,177          852,116           1,060,320
Insurance commissions. . . . . . . . . . . .           42,442           63,740           62,616               --
Management fees to
  corporate general partner. . . . . . . . .            --               --              15,407               --
Reimbursement (at cost) for
  accounting services. . . . . . . . . . . .          201,829          154,763          157,732              16,820
Reimbursement (at cost) for
  legal services . . . . . . . . . . . . . .           19,116           11,702           31,220              17,748
Reimbursement (at cost) for
  administrative services and
  other out-of-pocket expenses   . . . . . .           71,315           71,511           45,407              69,266
Reimbursement (at cost) for
  out-of-pocket salary and salary
  related expenses relating to
  on-site and other costs
  for the Partnership and its
  investment properties. . . . . . . . . . .          110,171           94,637          166,426               --
                                                   ----------        ---------        ---------           ---------

                                                   $1,194,674        1,296,530        1,330,924           1,164,154
                                                   ==========        =========        =========           =========

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,003,629 (approximately $5 per Interest) through December 31, 1994 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $675,876 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

In addition, up to approximately $561,000 of sale proceeds from the sale of the Erie-McClurg Parking Facility, $498,000 of sale proceeds from the sale of the Villa Solana Apartments and $538,500 of sale proceeds from the sale of the 9701 Wilshire Building for the General Partners is subordinated to the satisfaction of certain conditions (see note 5).

     In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party (see note 6). All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


(12)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for South Tower, JMB/125, 125 Broad Street Company (through effective date of JMB/125's assignment - October 31, 1994), JMB/Piper, JMB/Piper II, JMB/900 and JMB/Owings and OMLP (through the date of sale - June 30, 1993), for the years ended 1994 and 1993 follows:

                                                 1994               1993
                                             ------------       ------------

Current assets . . . . . . . . . . . .       $ 12,916,368         26,856,872
Current liabilities
 (including $198,010,055
 of debt in default at
 December 31, 1994,
 see note 3(c)). . . . . . . . . . . .       (210,151,680)      (605,831,086)
                                             ------------       ------------
    Working capital (deficit). . . . .       (197,235,312)      (578,974,214)
                                             ------------       ------------
Other assets . . . . . . . . . . . . .         19,510,912         35,572,682
Deferred expenses. . . . . . . . . . .         21,267,960         36,260,962
Investment properties, net . . . . . .        327,384,410        578,380,706
Other liabilities. . . . . . . . . . .         (4,511,969)       (26,255,281)
Long-term debt . . . . . . . . . . . .       (203,251,770)      (104,965,875)
Ventures partners' equity. . . . . . .         29,165,306         39,401,388
                                             ------------       ------------

    Partnership's capital (deficit). .       $ (7,670,463)       (20,579,632)
                                             ============       ============

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                                 1994               1993
                                             ------------       ------------

Represented by:
  Invested capital . . . . . . . . . .      $ 185,846,328        183,054,556
  Cumulative distributions . . . . . .        (57,278,864)       (50,471,893)
  Cumulative losses. . . . . . . . . .       (136,237,927)      (153,162,295)
                                            -------------       ------------
                                            $  (7,670,463)       (20,579,632)
                                            =============       ============

Total income . . . . . . . . . . . . .      $ 121,161,958        166,451,322

Expenses applicable to
  operating loss . . . . . . . . . . .        165,863,948        265,781,606
                                            -------------       ------------
Operating loss . . . . . . . . . . . .        (44,701,990)       (99,330,284)

Gain on assignment of interest
  in unconsolidated venture
  (note 7(f)). . . . . . . . . . . . .         52,412,102              --

Gain on sale of investment
  property (note 7). . . . . . . . . .              --             5,254,855
                                            -------------       ------------
Net income (loss) (note 3(c)). . . . .      $   7,710,112        (94,075,429)
                                            =============       ============

     The total income, expenses applicable to operating loss and net loss for the above ventures for the year ended December 31, 1992 were $152,565,623, $230,900,798 and $78,335,175, respectively.


(13) Subsequent Event

     In February 1995, the Partnership paid a sales distribution of $3,549,636 ($8 per Interest) to the Limited Partners and $35,854 to the General Partners.
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV                         SCHEDULE III
                                                     (A LIMITED PARTNERSHIP)
                                                    AND CONSOLIDATED VENTURES
                                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1994
                                                                         COSTS
                                                                      CAPITALIZED
                                                                      CAPITALIZED
                                            INITIAL COST TO          SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                            PARTNERSHIP (A)         TO ACQUISITION              AT CLOSE OF PERIOD (B)
                                       --------------------------   --------------   ------------------------------------------
                                       LAND AND       BUILDINGS        LAND AND          LAND AND     BUILDINGS
                                       LEASEHOLD        AND          BUILDINGS AND      LEASEHOLD        AND
DESCRIPTION            ENCUMBRANCE     INTERESTS     IMPROVEMENTS    IMPROVEMENTS        INTEREST    IMPROVEMENTS      TOTAL
-----------           ------------    -----------    ------------    -------------      ----------   ------------   -----------
APARTMENT COMPLEXES:
Woodland Hills
 DeKalb County
 (Atlanta),
 Georgia . . . . . .   $ 8,175,000      1,617,433      10,425,264         104,113        1,617,433     10,529,377    12,146,810
Dunwoody Crossing
 (Phase I, II & III)
 DeKalb County
 (Atlanta),
 Georgia (D) . . . .    31,005,018      4,827,220      46,139,432         841,652        4,827,220     46,981,084    51,808,304
OFFICE BLDGS:
First American
 Bank Building
 Fulton County
 (Atlanta),
 Georgia . . . . . .    18,166,294      3,185,826      28,389,541   (5,811,507)(F)       2,397,888     23,365,972    25,763,860
160 Spear Street
 San Francisco,
 California(C)(D). .    39,184,894         --          47,552,813        2,948,277          --         50,501,090    50,501,090
21900 Burbank Blvd
 Los Angeles
 (Woodland Hills),
 California. . . . .    11,806,786      4,072,552      11,797,054     (750,445)(F)       3,562,658     11,556,503    15,119,161
260 Franklin Street
 Boston, Massac-
 husetts (D) . . . .    85,376,896      8,169,209      97,607,593  (13,879,174)(E)       6,662,200     85,235,428    91,897,628

                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV             SCHEDULE III - CONTINUED
                                                     (A LIMITED PARTNERSHIP)
                                                    AND CONSOLIDATED VENTURES
                                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1994
                                                                                                LIFE ON WHICH
                                                                                                DEPRECIATION
                                                                                                 IN LATEST
                                                                                                   INCOME              1994
                                       ACCUMULATED               DATE OF          DATE           STATEMENT         REAL ESTATE
                                      DEPRECIATION(J)         CONSTRUCTION      ACQUIRED        IS COMPUTED           TAXES
                                     ----------------         ------------     ----------     ---------------      -----------
APARTMENT COMPLEXES:
 Woodland Hills
  DeKalb County (Atlanta),
  Georgia. . . . . . . . . . . . .        $ 3,429,474             1984           09/30/85          5-30 years          165,025
Dunwoody Crossings
  (Phase I, II and III)
  DeKalb County (Atlanta),
  Georgia (D) (H). . . . . . . . .         14,800,915           1981-1983        09/18/86          5-30 years          647,820
OFFICE BUILDINGS:
 First American Bank
  Building
  Fulton County (Atlanta),
  Georgia (F). . . . . . . . . . .          8,537,464             1984           06/10/85          5-30 years          242,379
 160 Spear Street
  San Francisco,
  California (C)(D). . . . . . . .         15,960,882             1985           11/27/85          5-30 years          170,675
 21900 Burbank Boulevard
  Los Angeles (Woodland
  Hills), California . . . . . . .          3,556,571             1985           11/29/85          5-30 years           47,456
 260 Franklin Street
  Boston, Massachusetts
  (D). . . . . . . . . . . . . . .         26,377,605             1985           05/21/86          5-30 years        2,017,073

                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV             SCHEDULE III - CONTINUED
                                                     (A LIMITED PARTNERSHIP)
                                                    AND CONSOLIDATED VENTURES
                                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1994
                                                                         COSTS
                                                                      CAPITALIZED
                                                                      CAPITALIZED
                                            INITIAL COST TO          SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                            PARTNERSHIP (A)         TO ACQUISITION              AT CLOSE OF PERIOD (B)
                                       --------------------------   --------------   ------------------------------------------
                                       LAND AND       BUILDINGS        LAND AND          LAND AND     BUILDINGS
                                       LEASEHOLD        AND          BUILDINGS AND      LEASEHOLD        AND
                       ENCUMBRANCE     INTERESTS     IMPROVEMENTS    IMPROVEMENTS        INTEREST    IMPROVEMENTS      TOTAL
                      ------------    -----------    ------------    -------------      ----------   ------------   -----------

California Plaza
 Walnut Creek,
 California (D). . .    60,329,126      6,010,604      62,029,222    5,367,744 (G)       5,949,997     67,457,573    73,407,570
SHOPPING CENTERS:
Eastridge Mall
 Casper, Wyoming
 (D) . . . . . . . .    23,336,259      4,817,201      33,876,882   (5,519,806)(F)       3,884,668     29,289,609    33,174,277
Springbrook Shopping
 Center
 Bloomingdale,
 Illinois. . . . . .    11,000,000      3,164,708      17,913,485   (7,343,079)(G)       1,884,224     11,850,890    13,735,114
                      ------------     ----------     -----------  ------------         ----------    -----------   -----------
    Total. . . . . .  $288,380,273     35,864,753     355,731,286  (24,042,225)         30,786,288    336,767,526   367,553,814
                      ============     ==========     ===========  ===========          ==========    ===========   ===========

                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV             SCHEDULE III - CONTINUED
                                                     (A LIMITED PARTNERSHIP)
                                                    AND CONSOLIDATED VENTURES
                                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        DECEMBER 31, 1993

                                                                                                LIFE ON WHICH
                                                                                                DEPRECIATION
                                                                                                 IN LATEST
                                                                                                   INCOME              1994
                                       ACCUMULATED               DATE OF          DATE            STATEMENT        REAL ESTATE
                                      DEPRECIATION(J)         CONSTRUCTION      ACQUIRED        IS COMPUTED           TAXES
                                     ----------------         ------------     ----------     ---------------      -----------
California Plaza
 Walnut Creek,
 California (D). . . . . . . . . .         19,045,167             1985           06/30/86          5-30 years          602,229
SHOPPING CENTERS:
Eastridge Mall
 Casper, Wyoming
 (D)(F). . . . . . . . . . . . . .         11,408,010             1983           09/10/85          5-30 years          171,141
Springbrook Shopping Center
 Bloomingdale,
 Illinois. . . . . . . . . . . . .          3,052,898             1980           07/05/89          5-30 years          456,614
                                          -----------                                                                ---------
    Total. . . . . . . . . . . . .        106,168,986                                                                4,520,412
                                          ===========                                                                =========

Notes:
       (A)   The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)   The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
             $367,773,820.
       (C)   Property operated under ground lease; see Note 9(b).
       (D)   Properties owned and operated by joint venture; see Note 3(b).
       (E)   In 1990, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $17,120,734; see Note 1.
       (F)   In 1992, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled totalling $25,994,317; see Note 1.
       (G)   In 1993, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled $8,972,831; see Note 1.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV          SCHEDULE III - CONTINUED
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                    CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994

     (I)  Reconciliation of real estate owned as of December 31, 1994, 1993 and 1992:

                                                                               1994             1993              1992
                                                                           ------------      -----------      -----------
       Balance at beginning of period. . . . . . . . . . . . . . . . .     $413,139,577      421,273,790      464,553,348
       Additions during period . . . . . . . . . . . . . . . . . . . .        1,279,820          838,618        1,728,484
       Provisions for value impairment (H) . . . . . . . . . . . . . .            --          (8,972,831)     (25,994,317)
       Sales and dispositions during period. . . . . . . . . . . . . .      (46,865,583)           --         (19,013,725)
                                                                           ------------      -----------      -----------

       Balance at end of period. . . . . . . . . . . . . . . . . . . .     $367,553,814      413,139,577      421,273,790
                                                                           ============      ===========      ===========

(J)    Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . . . . . . . . . . . .     $107,997,321       95,627,226       83,918,595
       Depreciation expense. . . . . . . . . . . . . . . . . . . . . .       11,490,889       12,370,095       13,296,137
       Sales and dispositions during period. . . . . . . . . . . . . .      (13,319,224)           --          (1,587,506)
                                                                           ------------      -----------      -----------

       Balance at end of period. . . . . . . . . . . . . . . . . . . .     $106,168,986      107,997,321       95,627,226
                                                                           ============      ===========      ===========









                           INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV:

     We have audited the combined financial statements of Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership - XV (Note 1) as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership - XV at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying combined financial statements and financial statement schedule have been prepared assuming that the ventures comprising Certain Unconsolidated Ventures of Carlyle Real Estate Limited Partnership - XV will continue as going concerns. The South Tower venture comprises 100%, 60.1% and 2.6% of the combined assets, revenues and net operating loss, respectively, in the accompanying combined financial statements as of and for the year ended December 31, 1994. As discussed in notes 1, 2 and 3 of notes to the combined financial statements, the mortgage loan secured by the property owned by the South Tower venture matured in December 1994.
The South Tower venture has entered into a forbearance agreement with the mortgage lender through April 1, 1995 whereby the lender has agreed not to proceed with default remedies. In the event the South Tower venture is not successful in extending or refinancing the mortgage loan, the Partnership and its venture partners may be unable or unwilling to commit additional amounts to South Tower. These circumstances could result in the Partnership no longer having an ownership interest in South Tower and raise substantial doubt about South Tower venture's ability to retain its ownership in the property and continue as a going concern. The General



                                                                  (Continued)





Partners' plans with regard to this matter are described in Note 3(c)(iii) and 4(b)(vii) of the Partnership's notes to consolidated financial statements, incorporated by reference in Notes 2 and 3 of the combined financial statements. The accompanying combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.








                                             KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                                   COMBINED BALANCE SHEETS

                                                 DECEMBER 31, 1994 AND 1993


                                                           ASSETS
                                                           ------

                                                                                        1994               1993
                                                                                    ------------       ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . .      $      1,707            903,777
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . .              --            2,862,784
  Interest, rents and other receivables, net of allowance for doubtful
    accounts of approximately $28,600,000 at December 31, 1993 . . . . . . . .           834,136          2,967,817
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,030,988            874,359
  Escrow deposits - restricted (note 3). . . . . . . . . . . . . . . . . . . .         3,128,089              --
                                                                                    ------------       ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         4,994,920          7,608,737
                                                                                    ------------       ------------

  Investment properties, at cost (notes 1, 2, 3 and 4) - Schedule III:
        Land and leasehold interests . . . . . . . . . . . . . . . . . . . . .        27,528,045         27,528,045
        Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .       255,269,343        600,791,977
                                                                                    ------------       ------------

                                                                                     282,797,388        628,320,022
        Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       (99,843,914)      (199,333,463)
                                                                                    ------------       ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . . . .       182,953,474        428,986,559

  Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,065,462         30,142,441
  Accrued rents receivable, net of provision for losses
    of approximately $32,600,000 at December 31, 1993. . . . . . . . . . . . .         6,459,551         13,931,452
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           815,286            948,807
                                                                                    ------------       ------------

                                                                                    $200,288,693        481,617,996
                                                                                    ============       ============
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                             COMBINED BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                        1994               1993
                                                                                    ------------       ------------

Current liabilities:
  Current portion of long-term debt (notes 2 and 3). . . . . . . . . . . . . .      $198,010,055        447,216,935
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,141,689          3,541,281
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,092,694          2,043,073
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .         2,145,109         48,180,063
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           576,000            458,000
                                                                                    ------------       ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . .       202,965,547        501,439,352
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            51,374             42,791
Advances from venture partners . . . . . . . . . . . . . . . . . . . . . . . .              --           14,650,326
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         2,166,077          2,537,327
                                                                                    ------------       ------------
Commitments and contingencies (notes 2, 3 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       205,182,998        518,669,796

Partners' capital accounts (deficits) (note 2):
  Carlyle-XV:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .       114,851,682        114,851,682
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (36,019,462)       (32,093,462)
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . .       (85,874,760)      (106,352,914)
                                                                                    ------------       ------------
                                                                                      (7,042,540)       (23,594,694)
                                                                                    ------------       ------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .       271,751,539        271,751,539
    Cumulative distributions (cash and non-cash) . . . . . . . . . . . . . . .       (59,294,588)       (79,253,018)
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . .      (210,308,716)      (205,955,627)
                                                                                    ------------       ------------
                                                                                       2,148,235        (13,457,106)
                                                                                    ------------       ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . .        (4,894,305)       (37,051,800)
                                                                                    ------------       ------------
                                                                                    $200,288,693        481,617,996
                                                                                    ============       ============

                                  See accompanying notes to combined financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                              COMBINED STATEMENTS OF OPERATIONS

                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                     1994               1993                1992
                                                                  -----------        -----------        -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . .       $ 76,633,618         86,432,476         90,067,395
  Interest income. . . . . . . . . . . . . . . . . . . . .            336,772            443,047            464,734
  Other income (note 1). . . . . . . . . . . . . . . . . .              --            26,670,778              --
                                                                 ------------        -----------        -----------

                                                                   76,970,390        113,546,301         90,532,129
                                                                 ------------        -----------        -----------

Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . .         48,315,864         55,840,305         55,369,279
  Depreciation . . . . . . . . . . . . . . . . . . . . . .         17,369,009         21,023,113         22,625,958
  Property operating expenses. . . . . . . . . . . . . . .         30,413,965         34,521,719         36,180,789
  Amortization of deferred expenses. . . . . . . . . . . .          2,285,224          4,007,632          3,367,762
  Provision for value impairment (note 1). . . . . . . . .              --            67,479,871              --
  Loss on disposal of assets . . . . . . . . . . . . . . .              --               905,466              --
  Provision for uncollectible rents and accrued
    rents receivable (note 1). . . . . . . . . . . . . . .         14,873,365         19,289,459         41,945,558
                                                                 ------------        -----------        -----------

                                                                  113,257,427        203,067,565        159,489,346
                                                                 ------------        -----------        -----------

          Net operating loss . . . . . . . . . . . . . . .        (36,287,037)       (89,521,264)       (68,957,217)

Gain on assignment of JMB/125's ownership interest
  in 125 Broad Street Company (note 1) . . . . . . . . . .         52,412,102              --                 --
                                                                 ------------        -----------        -----------

          Net income (loss). . . . . . . . . . . . . . . .       $ 16,125,065        (89,521,264)       (68,957,217)
                                                                 ============        ===========        ===========



                                  See accompanying notes to combined financial statements.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          CERTAIN UNCONSOLIDATED VENTURES

           COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                   VENTURE
                                CARLYLE-XV         PARTNERS          TOTAL
                                -----------     -------------    ------------

Balance at December 31,
  1991 . . . . . . . . . .      $27,567,774       99,556,807      127,124,581

Capital contributions. . .              600              400            1,000
Cash distributions . . . .       (1,144,000)      (1,056,000)      (2,200,000)
Net loss . . . . . . . . .      (21,116,150)     (47,841,067)     (68,957,217)
                               ------------     ------------     ------------

Balance at December 31,
  1992 . . . . . . . . . .        5,308,224       50,660,140       55,968,364

Capital contributions. . .              990              110            1,100
Cash distributions . . . .       (1,888,060)      (1,611,940)      (3,500,000)
Net loss . . . . . . . . .      (27,015,848)     (62,505,416)     (89,521,264)
                               ------------     ------------     ------------

Balance at December 31,
  1993 . . . . . . . . . .      (23,594,694)     (13,457,106)     (37,051,800)

Capital contributions. . .            --               --               --
Cash distributions . . . .       (3,926,000)      (3,477,237)      (7,403,237)
Net operating loss . . . .      (11,264,666)     (25,022,371)     (36,287,037)
Gain on assignment of
  JMB/125's ownership
  interest in 125 Broad
  Street Company
  (note 1) . . . . . . . .       31,742,820       20,669,282       52,412,102
                               ------------     ------------     ------------

                                 (7,042,540)     (21,287,432)     (28,329,972)

Transfer of 125 Broad
  Street Company net
  assets to unaffiliated
  venture partner. . . . .            --          23,435,667       23,435,667
                               ------------     ------------     ------------

Balance at December 31,
  1994 . . . . . . . . . .     $ (7,042,540)       2,148,235       (4,894,305)
                               ============     ============     ============















             See accompanying notes to combined financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                              COMBINED STATEMENTS OF CASH FLOWS

                                        YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                      1994               1993               1992
                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . .       $ 16,125,065        (89,521,264)       (68,957,217)
  Item not requiring (providing)
   cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . .         17,369,009         21,023,113         22,625,958
    Amortization of deferred expenses. . . . . . . . . . .          2,285,224          4,007,632          3,367,762
    Accrued rents receivable . . . . . . . . . . . . . . .         (3,663,823)         2,870,908          1,371,466
    Loss on disposal of assets . . . . . . . . . . . . . .               --              905,466              --
    Provision for value impairment . . . . . . . . . . . .               --           67,479,871              --
    Provision for uncollectible rents and
      accrued rents receivable . . . . . . . . . . . . . .         14,873,365         19,289,459         41,945,558
    Gain on assignment of JMB/125's ownership
      interest in 125 Broad Street Company . . . . . . . .        (52,412,102)             --                 --
  Changes in:
    Interest, rents and other receivables. . . . . . . . .        (14,278,148)       (17,331,609)       (12,229,860)
    Prepaid expenses . . . . . . . . . . . . . . . . . . .           (156,629)          (170,046)          (101,654)
    Escrow deposits - restricted . . . . . . . . . . . . .         (3,128,089)             --                 --
    Accounts payable . . . . . . . . . . . . . . . . . . .         (1,235,382)          (779,483)           307,108
    Unearned rent. . . . . . . . . . . . . . . . . . . . .            496,649         (1,566,443)         1,560,622
    Accrued interest payable . . . . . . . . . . . . . . .         24,223,122         28,477,923         18,999,945
    Other current liabilities. . . . . . . . . . . . . . .            205,000            205,000            205,000
    Tenant security deposits . . . . . . . . . . . . . . .              8,583              9,310              --
                                                                 ------------       ------------        -----------
          Net cash provided by operating activities. . . .            711,844         34,899,837          9,094,688
                                                                 ------------       ------------        -----------
  Cash flows from investing activities:
    Net sales and maturities (purchases) of
      short-term investments . . . . . . . . . . . . . . .          2,862,784           (665,608)         1,327,824
    Payments on notes receivable . . . . . . . . . . . . .            133,521            115,197            100,543
    Additions to investment properties . . . . . . . . . .           (184,898)        (2,913,093)        (4,809,749)
    Payment of deferred expenses . . . . . . . . . . . . .           (376,813)          (509,321)        (2,581,514)
                                                                 ------------       ------------        -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . .          2,434,594         (3,972,825)        (5,962,896)
                                                                 ------------       ------------        -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                        COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994               1993               1992
                                                                  -----------        -----------        -----------

  Cash flows from financing activities:
    Principal payments on long-term debt . . . . . . . . .       $   (467,142)       (29,121,045)          (395,654)
    Advances from (repayments to) venture partners,
      net. . . . . . . . . . . . . . . . . . . . . . . . .          4,880,000          2,596,221           (539,702)
    Contributions to ventures. . . . . . . . . . . . . . .               --                1,100              1,000
    Cash distributed to venture partner upon
      assignment of interest . . . . . . . . . . . . . . .         (1,058,129)              --                 --
    Distributions to partners. . . . . . . . . . . . . . .         (7,403,237)        (3,500,000)        (2,200,000)
                                                                 ------------       ------------        -----------
          Net cash used in financing activities. . . . . .         (4,048,508)       (30,023,724)        (3,134,356)
                                                                 ------------       ------------        -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . .           (902,070)           903,288             (2,564)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . .            903,777                489              3,053
                                                                 ------------       ------------        -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . . .       $      1,707            903,777                489
                                                                 ============       ============        ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . .       $ 23,627,108         27,362,382         36,369,334
                                                                 ============       ============        ===========
  Non-cash investing and financing activities:
    Disposals of assets. . . . . . . . . . . . . . . . . .       $      --             1,343,470          1,469,162
    Write-off of related accumulated depreciation. . . . .              --              (438,004)             --
                                                                 ------------       ------------        -----------
    Loss on disposal of assets . . . . . . . . . . . . . .       $     --                905,466          1,469,162
                                                                 ============       ============        ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                        COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1994               1993               1992
                                                                  -----------        -----------        -----------
Assignment of JMB/125's ownership interest in
  125 Broad Street (note 5):
    Reduction of investment property,
      net of accumulated depreciation. . . . . . . . . . .       (228,848,974)             --                 --
    Reduction of deferred expenses . . . . . . . . . . . .        (22,710,318)             --                 --
    Balance due on mortgage payable. . . . . . . . . . . .        248,739,738              --                 --
    Reduction of accrued interest. . . . . . . . . . . . .         69,447,311              --                 --
    Reduction of accounts receivable
      and accrued rents. . . . . . . . . . . . . . . . . .        (12,674,188)             --                 --
    Reduction of accounts payable
      and accrued expenses . . . . . . . . . . . . . . . .         22,952,329              --                 --
    Non-cash gain on assignment. . . . . . . . . . . . . .        (52,412,102)             --                 --
    Non-cash transfer to unaffiliated
      venture partner. . . . . . . . . . . . . . . . . . .        (23,435,667)             --                 --
                                                                 ------------       ------------        -----------
          Cash retained by unaffiliated
            venture partner. . . . . . . . . . . . . . . .       $  1,058,129              --                 --
                                                                 ============       ============        ===========



















                                  See accompanying notes to combined financial statements.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          CERTAIN UNCONSOLIDATED VENTURES

                      NOTES TO COMBINED FINANCIAL STATEMENTS

                         DECEMBER 31, 1994, 1993 AND 1992


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of certain of the unconsolidated joint ventures in which Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") owns a direct interest. Also included are the accounts of one of the joint venture partnerships (underlying ventures) in which Carlyle-XV owned an indirect interest through one of the unconsolidated joint ventures. The entities included in the combined financial statements are as follows:
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

          (b) Represents a joint venture in which Carlyle-XV owned an indirect ownership interest through an unconsolidated venture.

For purposes of preparing the combined financial statements, the effect of all transactions between an unconsolidated joint venture and an underlying venture has been eliminated.

     In November 1994, effective October 31, 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the unaffiliated venture partner. Reference is made to Notes 3(c)(iv) and 7(f) of Notes to Consolidated Financial Statements of Carlyle-XV. Therefore, the balance sheet presented as of December 31, 1994 does not contain 125 Broad Street Company as the net assets were deemed to be distributed to the venture partners as of the assignment date. The statements of operations and cash flows for the year ended December 31, 1994 contain 125 Broad Street Company operations through October 31, 1994.


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

     Statement of Financial Accounting Standards No. 95 requires the ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the ventures record amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the ventures' policy is to consider all such amounts held with original maturities of three months or less (none at December 31,

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          CERTAIN UNCONSOLIDATED VENTURES

                NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

1994 and 1993) as cash equivalents with any remaining amounts reflected as short-term investments.

     As more fully described in Note 3 (c)(iv) of Notes to the Consolidated Financial Statements of Carlyle Real Estate Limited Partnership-XV, JMB/125 reserved for certain receivables relating to one of the major tenants at 125 Broad Street. In 1992, 125 Broad reserved for approximately $32,600,000 of accrued rents receivable relating to such tenant's lease. Additionally, 125 Broad provided for additional losses of approximately $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993 and 1992,
respectively, relating to amounts then currently due from the O&Y partners relating to such tenant's lease.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 236,000 square feet at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,700,000, which 125 Broad in turn paid to its lender to reduce principal outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent of the lease termination.

     The mortgage note secured by Wells Fargo Center matured December 1, 1994. The Partnership and the joint venture have been in discussions with the lender of the mortgage note regarding an extension (see Note 3 and Note 4(b) of Notes to Consolidated Financial Statements to Carlyle-XV). There is no assurance that the venture will be able to obtain such an extension. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease expires in 1998, the venture may then decide not to commit any significant additional amounts to the property. This may result in the venture no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. As a matter of prudent accounting practice, the South Tower Venture recorded a provision for value impairment of $67,479,871 as of August 31, 1993, to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases and financing costs which are amortized over the term of the related debt.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     The investment property is pledged as security for the long-term debt, for which generally there is no recourse to the ventures.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Such provisions generally reduce the net carrying values of the investment properties to the then outstanding balance of the related non-recourse mortgage notes.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1994 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The venture believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the venture's other instruments. The debt secured by the Wells Fargo investment property is in default and has been classified as a current liability at December 31, 1994 (see note
3). Because the resolution of this matter is uncertain, South Tower considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The venture has no other significant financial instruments.

     Certain reclassifications have been made to the 1993 and 1992 combined financial statements to conform with the 1994 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.


(2)  VENTURE AGREEMENTS

     A description of the significant venture agreements is contained in
Note 3 of Carlyle Real Estate Limited Partnership-XV. Such note is incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1994 and 1993:

                                                    1994             1993
                                                ------------     ------------
13% mortgage note; secured by the
 South Tower; payable in monthly
 installments of principal and
 interest of $2,190,000 until
 December 1994 when the remaining
 principal balance was due (see
 Note 4(b) of Notes to Consolidated
 Financial Statements to Carlyle-XV) . . .      $198,010,055      198,477,197

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          CERTAIN UNCONSOLIDATED VENTURES

                NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


                                                    1994             1993
                                                ------------     ------------
10.125% mortgage note; secured by the
 125 Broad Street Building; semi-annual
 payments of interest were required
 through December 23, 1995; any
 outstanding principal and unpaid
 interest would have been due on
 December 27, 1995.  In default as of
 June 1992, JMB/125 assigned its
 interest in the 125 Broad Street
 Building to its unaffiliated venture
 partner in November 1994.  Reference
 is made to Notes 3(c) and 7(f) of
 Notes to Consolidated Financial
 Statements to Carlyle-XV. . . . . . . . .            --          248,739,738
                                                ------------     ------------

          Total debt . . . . . . . . . . .       198,010,055      447,216,935
          Less current portion of
            long-term debt . . . . . . . .       198,010,055      447,216,935
                                                ------------     ------------

          Total long-term debt . . . . . .      $      --               --
                                                ============     ============

     The mortgage note secured by the Wells Fargo Center matured December 1, 1994 and is in default. Therefore, the loan has been classified at December 31, 1994 and 1993 as a current liability in the accompanying combined financial statements. The South Tower venture has entered into a forbearance agreement with the mortgage lender through April 1, 1995 whereby the lender has agreed not to proceed with default remedies. In connection with the forbearance agreement, the venture has also entered into an agreement which requires the venture to escrow cash flow generated by South Tower. Reference is made to Note 4(b) of Notes to the Consolidated Financial Statements of Carlyle Real Estate Limited Partnership-XV.

     Five year maturities of long-term debt are as follows:

                      1995 . . . . . . . . .  $198,010,055
                      1996 . . . . . . . . .        --
                      1997 . . . . . . . . .        --
                      1998 . . . . . . . . .        --
                      1999 . . . . . . . . .        --
                                              ============


(4)  LEASES

     As Property Lessor

     At December 31, 1994, the only remaining property in the combined group consists of the Wells Fargo office building. The venture has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over its estimated useful life. Leases with commercial tenants range in term from one to 20 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          CERTAIN UNCONSOLIDATED VENTURES

                NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED




     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                      1995 . . . . . . . . . . .        $ 33,736,353
                      1996 . . . . . . . . . . .          33,864,275
                      1997 . . . . . . . . . . .          32,026,212
                      1998 . . . . . . . . . . .          31,966,463
                      1999 . . . . . . . . . . .          10,077,016
                      Thereafter . . . . . . . .          60,921,494
                                                        ------------
                                Total. . . . . .        $202,591,813
                                                        ============

                                                                                                               SCHEDULE III
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                 CERTAIN UNCONSOLIDATED VENTURES

                                        COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        DECEMBER 31, 1994


                                                                        COSTS
                                                                     CAPITALIZED
                                          INITIAL COST TO           SUBSEQUENT TO          GROSS AMOUNT AT WHICH CARRIED
                                     UNCONSOLIDATED VENTURES(A)    TO ACQUISITION            AT CLOSE OF PERIOD (B)(C)
                                     --------------------------    --------------   ------------------------------------------
                                      LAND AND      BUILDINGS          LAND,            LAND AND      BUILDINGS
                                      LEASEHOLD       AND           BUILDINGS AND      LEASEHOLD         AND
                     ENCUMBRANCE      INTERESTS    IMPROVEMENTS     IMPROVEMENTS        INTEREST     IMPROVEMENTS    TOTAL (D)
                    ------------     -----------   ------------     -------------      ----------    ------------  -----------
OFFICE BUILDING:
 Wells Fargo
  Center South
  Tower
  Los Angeles,
  California . .    $198,010,055      36,009,872    291,684,146   (44,896,630)(C)      27,528,045     255,269,343  282,797,388
                    ============      ==========    ===========    ==========          ==========     ===========  ===========

                                                                                                   SCHEDULE III - CONTINUED
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                 CERTAIN UNCONSOLIDATED VENTURES

                                        COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        DECEMBER 31, 1994


                                                                                                LIFE ON WHICH
                                                                                                DEPRECIATION
                                                                                                 IN LATEST
                                                                                                   INCOME              1994
                                       ACCUMULATED               DATE OF          DATE           STATEMENT         REAL ESTATE
                                      DEPRECIATION(E)         CONSTRUCTION      ACQUIRED        IS COMPUTED           TAXES
                                     ----------------         ------------     ----------     ---------------      -----------
OFFICE BUILDING:
 Wells Fargo Center
  South Tower
  Los Angeles,
  California . . . . . . . . . . .        $99,843,914             1983           06/28/85          5-30 years        2,895,243
                                          ===========                                                                =========

                                                                                              SCHEDULE III - CONTINUED
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                               CERTAIN UNCONSOLIDATED VENTURES

                                      COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      DECEMBER 31, 1994

-----------------

Notes:

(A)  The initial cost to the Unconsolidated Ventures represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
$250,914,712.

(C)  In 1993, the affiliated joint venture recorded a provision for value impairment.  The portion allocated to real estate totalled $65,837,633; see Note 1 of Notes to Combined Financial Statements.



(D)    Reconciliation of real estate owned as of December 31, 1994, 1993 and 1992:

                                                                               1994             1993              1992
                                                                           ------------      -----------      -----------
       Balance at beginning of period. . . . . . . . . . . . . . . . .    $ 628,320,022      692,588,032      689,247,445
       Additions during period . . . . . . . . . . . . . . . . . . . .          184,898        2,913,093        4,809,749
       Provision for value impairment. . . . . . . . . . . . . . . . .            --         (65,837,633)           --
       Reductions/disposals during period (F). . . . . . . . . . . . .     (345,707,532)      (1,343,470)      (1,469,162)
                                                                          -------------      -----------      -----------
       Balance at end of period. . . . . . . . . . . . . . . . . . . .    $ 282,797,388      628,320,022      692,588,032
                                                                          =============      ===========      ===========

(E)    Reconciliation of accumulated depreciation:

       Balance at beginning of period. . . . . . . . . . . . . . . . .    $ 199,333,463      178,748,354      157,591,558
       Depreciation expense. . . . . . . . . . . . . . . . . . . . . .       17,369,009       21,023,113       22,625,958
       Reductions/disposals during period (F). . . . . . . . . . . . .     (116,858,558)        (438,004)      (1,469,162)
                                                                          -------------      -----------      -----------
       Balance at end of period. . . . . . . . . . . . . . . . . . . .    $  99,843,914      199,333,463      178,748,354
                                                                          =============      ===========      ===========

(F)    In November 1994, JMB/125 assigned its interest in 125 Broad Street Company to the unaffiliated venture partner; see Notes 3(c)(iv) and 7(f) of Notes to Consolidated Financial Statements of Carlyle-XV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1994 and 1993.



                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. The outstanding shares of JMB are owned by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XV, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner are as follows:

                                                                SERVED IN
NAME                          OFFICE                            OFFICE SINCE
----                          ------                            ------------

Judd D. Malkin                Chairman                          5/03/71
                              Director                          5/03/71
Neil G. Bluhm                 President                         5/03/71
                              Director                          5/03/71
Burton E. Glazov              Director                          7/01/71
Stuart C. Nathan              Executive Vice President          5/08/79
                              Director                          3/14/73
A. Lee Sacks                  Director                          5/09/88

                                                                SERVED IN
NAME                          OFFICE                            OFFICE SINCE
----                          ------                            ------------

John G. Schreiber             Director                          3/14/73
H. Rigel Barber               Chief Executive Officer           1/02/87
                              Executive Vice President          8/01/93
Glenn E. Emig                 Executive Vice President          1/01/93
                              Chief Operating Officer           1/01/95
Jeffrey R. Rosenthal          Managing Director-Corporate       4/22/91
                              Chief Financial Officer           8/01/93
Douglas H. Cameron            Executive Vice President          1/01/95
Gary Nickele                  Executive Vice President          1/01/92
                              General Counsel                   2/27/84
Ira J. Schulman               Executive Vice President          6/01/88
Gailen J. Hull                Senior Vice President             6/01/88
Howard Kogen                  Senior Vice President             1/02/86
                              Treasurer                         1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II)) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partner-ships: The Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole directors of Carlyle Advisors, Inc., the general partner of JMB/125. Reference is made to Note 7(f).

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and is a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business owning, managing and developing shopping centers. He is also director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993. Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June, 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.
ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in Notes 5 and 11. In 1994, 1993 and 1992, the General Partners were entitled to distributions of $0, $0 and $9,244, respectively, and earned management fees of $0, $0 and $15,407, respectively, all of which were paid at December 31, 1994. Through December 31, 1994, $1,736,196 of property management fees and leasing fees have been deferred (including direct reimbursements made to the Partnership) by an affiliate of the General Partner, or approximately $4 per Interest in the aggregate. The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. The General Partners received a share of the Partnership's long-term capital gain for tax purposes aggregating $5,891,666 in 1994. In addition, the General Partners received a share of the Partnership's operating losses for tax purposes aggregating $1,085,954 in 1994. Such operating losses may benefit the General Partners or the partners thereof to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates of the Partnership certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 and
Exhibit 21 hereto.

    Affiliates of the Corporate General Partner provided property management services in 1994 for six investment properties. Such affiliates earned property management and leasing fees amounting to $749,801 in 1994 all of which were paid as of December 31, 1994. Through December 31, 1994, $1,060,320 in property management and leasing fees have been unpaid. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days notice.

     JMB Insurance Agency, Inc., affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1994 aggregating $42,442 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $181,486, of which $69,266 was unpaid as of December 31, 1994.

     Additionally, the General Partners are also entitled to reimbursements for administrative legal, accounting and data processing services. Such costs for 1994 were $220,945, of which $34,568 was unpaid as of December 31, 1994. Reference is made to Note 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner and its officers and directors own the following Interests of the
Partnership:

                            NAME OF                                 AMOUNT AND NATURE
                            BENEFICIAL                              OF BENEFICIAL                            PERCENT
TITLE OF CLASS              OWNER                                   OWNERSHIP                                OF CLASS
--------------              ----------                              -----------------                        --------
Limited Partnership
Interests and Assignee
Interests therein           JMB Realty Corporation                  5 Interests (1) indirectly               Less than 1%

Limited Partnership         Corporate General Partner               9.8 Interests(1)(2)                      Less than 1%
Interests and Assignee      and its officers and
Interests therein           directors as a group

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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

                   10-B.   Acquisition documents relating to the purchase by
the Partnership of an interest in the 900 Third Avenue Building in New
York, New York, are hereby incorporated herein by reference to the Partner-ship's Registration Statement on Form S-11 (File No. 2-95382) dated January 18, 1985.

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

                   10-H.   Acquisition documents relating to the purchase by
the Partnership of the Summit Hills Apartments in DeKalb County, Georgia, are hereby incorporated herein by reference to the Partnership's Registra-tion Statement on Post Effective Amendment No. 2 to Form S-11 (File No. 2-95382) dated December 13, 1985.

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

                   10-W.* Second Amendment to Real Estate Purchase Agreement dated September 3, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-
McClurg Parking Facility, is hereby incorporated herein by reference.

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

                   10-DD. First Amendment to Loan Documents relating to the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) is incorporated herein by reference to the Partnership's report for September 30, 1994 on Form 10-Q (File No. 0-16111) dated November 10, 1994.

                   10-EE. Documents relating to the extension of the mortgage loan secured by the 900 Third Building are filed herewith.

                   10-FF. Documents relating to the lender realizing upon its mortgage security interest in the Park at Countryside Apartments are incorporated herein by reference to the Partnership's report for May 5, 1994 on Form 8-K dated May 5, 1994.

                   10-GG. Documents relating to the refinancing of the Woodlands Hills Apartments are filed herewith.

                   10-HH. Purchase Agreement between the Partnership and 9701 Wilshire Boulevard, Inc. ("Purchaser") for the sale of the 9701 Wilshire Building is filed herewith.

                   10-II. Documents relating to the assignment of the Partnership's interest in the 125 Broad Street Building to O&Y Plaza Corp. ("Assignee") are incorporated herein by reference to the Partnership's report for October 15, 1994 on Form 8-K dated November 15, 1994.

                   10-JJ. Lockbox and forbearance agreements related to the mortgage note secured by the Wells Fargo Building are filed herewith.

                   21.     List of Subsidiaries.

                   24.     Powers of Attorney.

                   27.     Financial Data Schedule.

                   99-A.   Form 8-K for Park at Countryside Apartments.

                   99-B.   Form 8-K for 125 Broad.

                   -----------------

                   * Previously filed as Exhibits 10-U, 10-V and 10-W, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-16111) dated March 19, 1993 and hereby incorporated herein by reference.


         (b) The following report on Form 8-K was required or filed since the beginning of the last quarter of the period covered by this report.

              (i) The Partnership's report on Form 8-K for October 15, 1994 (describing the assignment of the Partnership's interest in the 125 Broad Street Building) was filed. This report was dated November 15, 1994.

         No annual report for the fiscal year 1994 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                    By:     JMB Realty Corporation
                            Corporate General Partner


                            GAILEN J. HULL
                    By:     Gailen J. Hull
                            Senior Vice President
                    Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    By:     JMB Realty Corporation
                            Corporate General Partner

                            JUDD D. MALKIN*
                    By:     Judd D. Malkin, Chairman and Director
                    Date:   March 27, 1995

                            NEIL G. BLUHM*
                    By:     Neil G. Bluhm, President and Director
                    Date:   March 27, 1995

                            H. RIGEL BARBER*
                    By:     H. Rigel Barber, Chief Executive Officer
                    Date:   March 27, 1995

                            GLENN E. EMIG*
                    By:     Glenn E. Emig, Chief Operating Officer
                    Date:   March 27, 1995

                            JEFFREY R. ROSENTHAL*
                    By:     Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                    Date:   March 27, 1995


                            GAILEN J. HULL
                    By:     Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                    Date:   March 27, 1995

                            A. LEE SACKS*
                    By:     A. Lee Sacks, Director
                    Date:   March 27, 1995

                            STUART C. NATHAN*
                    By:     Stuart C. Nathan, Executive Vice President
                              and Director
                    Date:   March 27, 1995


                    *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                    By:     Gailen J. Hull, Attorney-in-Fact
                    Date:   March 27, 1995

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

10-S. through
  10-DD.     Exhibits 10-S. through 10-DD.
             are hereby incorporated herein by
             reference.                                   Yes

10-EE.       Documents relating to the extension of the
             mortgage loan secured by the 900 Third
             Building are filed herewith                   No

10-FF.       Documents relating to the lender realizing
             upon its mortgage security interest in the
             Park at Countryside Apartments are
             incorporated by reference.                   Yes

10-GG.       Documents relating to the refinancing of
             the Woodland Hills Apartments are
             filed herewith.                               No

10-HH.       Purchase agreement relating to the sale
             of the 9701 Wilshire Building is
             filed herewith.                               No

10-II.       Documents relating to the assignment of the
             Partnership's interest in the 125 Broad
             Street Building are incorporated by
             reference.                                   Yes

10-JJ.       Lockbox and forbearance agreements related
             to the mortgage note secured by the
             Wells Fargo Building are filed herewith.      No

21.          List of Subsidiaries                          No

24.          Powers of Attorney                            No

27.          Financial Data Schedule                       No

99-A.        Form 8-K for Park at Countryside
             Apartments                                    No

99-B.        Form 8-K for 125 Broad                        No

-------------------
* Previously filed as Exhibits to the Partnership's Registration Statement (as amended) on Form S-11 (Filed No. 2-95382) of the Securities Act of 1933.