Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1995-05-15
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995            Commission file #0-16111




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     28




PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .     39

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     40

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     42



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  5,904,549          844,080
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          2,688,515       10,564,988
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .          1,116,000        1,430,849
  Current portion of notes receivable (net of allowance for
    doubtful accounts of $1,466,051 in 1995 and 1994, note 7). . . . . . . . . . .              6,061           11,967
  Escrow deposits and restricted securities (notes 1 and 4(a)) . . . . . . . . . .          8,336,098        7,551,262
  Other restricted securities (note 4(a)(iv)). . . . . . . . . . . . . . . . . . .          3,183,995        2,835,995
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,235,218       23,239,141
                                                                                         ------------     ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,786,288       30,786,288
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        336,811,698      336,767,526
                                                                                         ------------     ------------
                                                                                          367,597,986      367,553,814
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .       (108,874,117)    (106,168,986)
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .        258,723,869      261,384,828
                                                                                         ------------     ------------
Investment in unconsolidated ventures,
  at equity (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,292,063       27,791,761
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,868,409        3,991,141
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,193,473        5,354,240
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          6,377,012        5,901,802
                                                                                         ------------     ------------
                                                                                         $322,690,044      327,662,913
                                                                                         ============     ============

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED
                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . .       $ 65,015,136       64,981,954
  Current portion of notes payable (note 8). . . . . . . . . . . . . . . . . . . .             70,701           70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,138,249        2,620,655
  Amounts due to affiliates (note 10). . . . . . . . . . . . . . . . . . . . . . .          1,746,518        1,736,196
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,241,595        7,147,878
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,276,885          554,229
                                                                                         ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         79,489,084       77,111,613
Notes payable (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            290,434          290,434
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            515,145          533,522
Investment in unconsolidated ventures, at equity
  (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,472,179       15,811,104
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            360,000          360,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . .        246,751,040      246,148,319
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7, 8 and 9)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        343,877,882      340,254,992
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          8,769,451        8,854,639
Partners' capital accounts (deficits) (note 1):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,830,201)     (16,615,024)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (908,722)        (872,867)
                                                                                         ------------     ------------
                                                                                          (17,718,923)     (17,467,891)
                                                                                         ------------     ------------
   Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        384,978,681      384,978,681
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (367,250,438)    (362,540,535)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (29,966,609)     (26,416,973)
                                                                                         ------------     ------------
                                                                                          (12,238,366)      (3,978,827)
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . .          (29,957,289)     (21,446,718)
                                                                                         ------------     ------------
                                                                                         $322,690,044      327,662,913
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11,611,057        13,150,219
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         286,249           152,156
                                                                                           -----------        ----------
                                                                                            11,897,306        13,302,375
                                                                                           -----------        ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,824,138         8,675,734
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,705,131         2,999,419
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,110,608         5,952,353
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         262,089           256,193
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         256,877           284,501
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         189,473           170,987
                                                                                           -----------       -----------
                                                                                            16,348,316        18,339,187
                                                                                           -----------       -----------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,451,010         5,036,812

Partnership's share of loss from
  operations of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,685,265         5,073,502
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (605,399)         (591,215)
                                                                                           -----------       -----------
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,530,876         9,519,099

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                              1995               1994
                                                                                          ------------       -----------

Gain on sale of interest in
  unconsolidated venture
  (note 9(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (605,796)            --
Gain on sale of investment property,
  net of venture partner's share of
  gain of $93,789 (note 9(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (656,560)
                                                                                           -----------       -----------

        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,925,080         8,862,539
                                                                                           ===========       ===========

        Net loss per limited partner-
         ship interest (note 1):
          Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     11.97             20.60
          Net gain on sale of interest
            in unconsolidated venture
            (note 9(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1.35)            --
           Net gain on sale of investment
            property (note 9(a)) . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                (1.46)
                                                                                           -----------       -----------

                                                                                           $     10.62             19.14
                                                                                           ===========       ===========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      8.00             --
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (4,925,080)       (8,862,539)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,705,131         2,999,419
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         256,877           284,501
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .         821,373          (191,872)
    Partnership's share of loss from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,685,265         5,073,502
    Venture partners' share of ventures' operations
      and gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .        (605,399)         (497,426)
    Total gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .           --             (750,349)
    Gain on sale of interest in unconsolidated venture . . . . . . . . . . . . . . . .        (605,796)            --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         314,849             2,038
    Current portion of notes receivable. . . . . . . . . . . . . . . . . . . . . . . .           5,906             5,306
    Escrow deposits and restricted securities (note 4(a)). . . . . . . . . . . . . . .        (784,836)         (188,001)
    Other restricted securities (note 4(a)(iv)). . . . . . . . . . . . . . . . . . . .        (348,000)            --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         160,767           316,420
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         517,594         1,224,731
    Amounts due affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,322           107,024
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,093,717           214,880
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         722,656           767,824
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,377)         (150,135)
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       1,006,969           355,323
                                                                                          ------------       -----------
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . .       7,876,473        (7,302,172)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .         (44,172)         (306,336)
  Cash proceeds from sale of investment property (note 9(a)) . . . . . . . . . . . . .           --            2,563,197
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .          81,305         2,689,000
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .           --             (325,120)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (134,145)          (24,043)
                                                                                          ------------       -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . . . . .       7,779,461        (2,705,474)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (185,470)         (254,239)
  Venture partners' contributions to ventures. . . . . . . . . . . . . . . . . . . . .          45,000             --
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (300,462)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (35,855)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (3,549,636)            --
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (3,725,961)         (554,701)
                                                                                          ------------       -----------
        Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .       5,060,469        (2,904,852)

        Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .         844,080         5,020,087
                                                                                          ------------       -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  5,904,549         2,115,235
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  5,909,047         8,652,725
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interest in
      unconsolidated venture (note 9(b)) . . . . . . . . . . . . . . . . . . . . . . .    $    605,796             --
                                                                                          ============       ===========
    Sale of investment property (note 9(a)):
      Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . .    $      --           16,020,301
      Principal balance due on mortgage payable. . . . . . . . . . . . . . . . . . . .           --           13,457,104
                                                                                          ------------       -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .    $      --            2,563,197
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report on Form 10-K (File no. 0-16111 filed on March 27, 1995), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners-South Tower ("South Tower"); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993, see note 9(b)); JMB/NewPark Associates "JMB/NewPark"); and Carlyle - XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, JMB/125 assigned its interest in the 125 Broad Street Building (see notes 3(f) and 9(d)).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31, 1995 and 1994:

                                    1995                        1994
                         -----------------------   -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net loss . . . . . . .  $4,925,080     6,267,361      8,862,539    4,136,917
Net loss
 per limited
 partnership
 interest. . . . . . .  $    10.62         13.56          19.14         8.67
                        ==========     ==========    ==========    =========

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

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,576,887 and none at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, is $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold its interest in Owings Mills Shopping Center (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold Villa Solana Apartments (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)). In October 1994, the Partnership sold the 9701 Wilshire Office Building (note 9(c)). In November 1994, JMB/125 assigned its interest in the 125 Broad venture to an affiliate of its unaffiliated venture partner (notes 3(f) and 9(d). All of the properties owned at March 31, 1995 were completed and operating.

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

     The mortgage loan secured by the Eastridge Mall investment property matures in 1995 and will need to be extended or refinanced should a sale of the property not occur. In addition, certain other mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for loan extensions, debt modifications or restructuring, including the mortgage loans related to the 21900 Burbank Building, NewPark Mall, Wells Fargo Center and RiverEdge Place. (See notes 3(h) and 4).

     (b)  Woodland Hills Apartments

     Effective February 1, 1991, the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt was refinanced November 2, 1994 (see note 4(b)).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  21900 Burbank Boulevard Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. In April 1995, the city notified the Partnership that pursuant to such ordinance, it must file a report stating the repairs which need to be made to comply with the ordinance within six months and must implement such contemplated repairs within approximately two years. While a complete determination of the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements, will be approximately $1,000,000. The Partnership spent approximately $124,000 for repairs in 1994.


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

     There are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to contribute additional amounts to the venture.

     During 1989, the Partnership disposed of its interest in the Boatmen's venture (note 3(c)). During 1991, the Partnership sold a portion of its interest in the Harbor venture. In January 1993, the Partnership sold the remaining portion of its interest in the Harbor venture. In June 1993, the Partnership sold its interest in the JMB/Owings Mills Associates joint venture (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments to an independent third party (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)); and in November 1994, JMB/125 assigned its interest in the 125 Broad venture to an affiliate of its unaffiliated venture partner (notes 3(f) and 9(d)).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  JMB/900

     As a result of certain defaults by one of the unaffiliated joint venture partners, an affiliate of the General Partner assumed management responsibility for the 900 Third Avenue Building as of August 1987 for a fee computed as a percentage of certain revenues. In December 1994, the affiliated property manager entered into a sub-management contract with an unaffiliated third party. Pursuant to the sub-management agreement, the unaffiliated property manager is managing the property.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement, to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership and affiliated partner and the joint venture, which has enabled the Partnership and affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement will likely involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners' position in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can immediately repay itself, out of first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. During April 1995, the Partnership deposited approximately $1,300,000 (representing cash flow generated by the property during the previous quarter (as defined)) into escrow under terms of the loan extension.

     (c)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the Partnership would receive payments totalling $2,325,000. As of March 31, 1995, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of March 31, 1995. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement only to the extent of the cash collected. There is no assurance that any of the remaining delinquent payments will be collected.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if requested) as specified in the mortgage note. The joint venture has commenced discussions with the existing lender regarding an extension of the loan, however, there can be no assurance that the joint venture will be able to obtain such an extension. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and outstanding notes payable to the unaffiliated joint venture partner.

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

     (f)  JMB/125

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 9(d)).

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owns a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad included O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Development, Ltd. ("O&Y").

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

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan of $260,000,000 and a note payable to an affiliate of the joint venture partners in the amount of $17,410,516 originally due September 30, 1989.
In June 1987, the note payable was consolidated with the first mortgage loan forming a single consolidated note in the principal amount of $277,410,516. The consolidated note bore interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and was to mature on December 27, 1995. JMB/125 also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below. In addition, JMB/125 contributed $24,222,042, plus interest thereon of approximately $1,089,992 on June 30, 1986 for working capital purposes. Thus, JMB/125's original cash investment (exclusive of acquisition costs) was $55,367,534, of which the Partnership's share was approximately $33,220,000.

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

     The 125 Broad partnership agreement also provided that beginning in 1991, annual cash flow, if any, was distributable first to JMB/125 and to the O&Y partners in certain proportions up to certain specified amounts. Next, the O&Y partners were entitled to repayment of principal and any accrued but unpaid interest on the loans for certain tenant improvements, leasing expenses and operating deficits described above, and remaining annual cash flow, if any, was distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners. In general, operating profits or losses were allocable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners, except for certain specified items of profits or losses which were allocable to JMB/125 or the O&Y partners.

     The 125 Broad partnership agreement further provided that, in general, upon sale or refinancing of the property, net sale or refinancing proceeds (after repayment of the outstanding principal balance and any accrued and unpaid interest on any loans from the O&Y partners described above) were distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners.

     As a result of the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the O&Y partners and the release of JMB/125 of claims related to 125 Broad, JMB/125 was relieved of any obligation to contribute any additional amounts to 125 Broad, including any amount of its deficit capital account to 125 Broad. Reference is made to Note 9(d) for a discussion of JMB/125's assignment of interest in 125 Broad.

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of the assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment by JMB/125 of its interest in 125 Broad, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved for the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $1,332,000 for the three months ended March 31, 1994 and is included in the Partnership's share of loss from operations of unconsolidated venture.

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

     (g)  JMB/Piper

     Under the terms of a modification agreement with the lender, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest on the mortgage notes secured by the Piper Jaffray Tower will accrue and be payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992, 1993 or

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender in May 1995. On a monthly basis, the venture deposits the property management fee into an escrow account (including interest earned thereon) to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6) has agreed to defer receipt of its management fee until a later date. As of March 31, 1995, the manager has deferred approximately $2,518,000 ($2,357,000 of which represents fees deferred through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

     Furthermore, pursuant to the loan modification, the venture can prepay the mortgage note beginning February 1, 1996, subject to a prepayment fee. The prepayment fee is calculated pursuant to a formula to provide the lender a minimum return of 13.59% per annum (if the loan is held to maturity) plus a participation in excess sale and refinancing proceeds, if any. For financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum. In order for the venture to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property.

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

     (h)  South Tower

     The mortgage note secured by the South Tower Office Building in Los Angeles, California, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD and the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture has been negotiating separate termination agreements with these tenants which provide for a combination of lump sum payments to be received by the joint venture upon execution of the termination agreements, as well as additional monthly payments to be received over a ten month period from one of these tenants. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


(4)  LONG-TERM DEBT

     (a)  Debt Modifications

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          (ii)  260 Franklin

     The 260 Franklin venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. The modified mortgage note currently provides for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled to be January 1996) or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. The 260 Franklin venture is required to (i) escrow excess cash flow from operations beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account ($5,510,598 at March 31, 1995 - including accrued interest) is to be used to cover the costs of capital and tenant improvement and lease inducements which are the primary components of the anticipated operating deficits notes above ($1,154,305 used as of March 31, 1995), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (iii)  160 Spear Street Building

     During 1992, the Partnership reached an agreement with the first mortgage lender to modify the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. The maturity of the loan was extended to February 1999. Additionally, the venture is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn (including accrued interest earned) for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of March 31, 1995, approxi-mately $210,000 has been placed in the escrow account and approximately $171,000 has been withdrawn for expenditures approved by the lender.

     The venture has approached the lender for an additional loan modification due to anticipated re-leasing costs expected to be incurred at the property. However, the lender has indicated that it is not willing to provide an additional modification, and intends to take title to the property. The venture and the lender are currently discussing terms for a transfer of the property to the lender. This will likely result in the Partnership no longer having an ownership interest in the property, which would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at March 31, 1995) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. The property has generated positive cash

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


flow of approximately $3,184,000 and $2,836,000 as of March 31, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of March 31, 1995, the amount of principal and interest payments in arrears on the loan is approximately $10,492,000. Therefore, the loan has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

         (v)  Villages Northeast

     The Villages Northeast joint venture, through a joint venture with an affiliate of the developer, refinanced in 1992 the first mortgage loan secured by the Dunwoody Crossing (Phase II) Apartments located in Atlanta, Georgia.

     The new lender required the establishment of an escrow account for real estate taxes to be deposited on a monthly basis through maturity on November 1, 1997.

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994 secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

     An affiliate of the General Partners managed the property for a fee equal to 5% of the gross revenues of the complexes. The property is currently being managed by the purchaser of the affiliate's assets on the same terms.

         (vi)  California Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate was reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $3,189,000) of the monthly cash

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


flow paid from March 1993 to March 1995 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums and real estate taxes (approximately $1,096,000 paid as of March 31, 1995), and to fund a reserve account to be used (including accrued interest earned) to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender (none was used as of March 31, 1995). If at any time the balance in the escrow account exceeds $2,120,000, the excess will be used to first pay off deferred interest, then pay principal on the mortgage loan. Any amounts remaining in the escrow account at the maturity date will be applied towards the remaining balances of principal and interest on the loan. The joint venture also was required to fund $500,000 into the reserve account.

     (vii)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

     (b)  Woodland Hills Apartments

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see note 2(b)). The obligations to make payments on the two underlying mortgage loans were assumed by the Partnership. The mortgage note receivable originally wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan required monthly payments of interest only in arrears at the rate of 12.8% per annum through June 1, 1994. The first mortgage loan was extended to November 1, 1994 based on the original terms of the note, for fees aggregating $35,000. The second mortgage loan required monthly payments of interest only in arrears at 11.7% per annum until June 1, 1994. On November 2, 1994, the Partnership refinanced the first and second mortgage loans with the lender of the second mortgage loan. The new non-recourse first mortgage loan in the amount of $8,175,000, which is collateralized by the property, requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 9.3% at March 31, 1995) through October 1, 1997 when the principal balance is due and payable.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average adjusted capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. Accordingly, up to $561,000 for the sale of the Erie-McClurg Parking Facility, $498,000 for the sale of the Villa Solana Apartments and $538,500 for the sale of the 9701 Wilshire Building otherwise distributable to the General Partners have been subordinated to the receipt by the Limited Partners of the amounts in (i) and (ii) above (see note 9).


(6)  MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager is acting as property manager of the 21900 Burbank Boulevard Building, the 260 Franklin Street Building, the Dunwoody Crossing Apartments and the RiverEdge Place Building on the same terms that existed prior to the sale. In addition, the affiliated property manager has entered into a sub-management agreement with the successor for management of the 900 Third Avenue Building.


(7)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,197,000 as of March 31, 1995. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the notes at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the notes. The Partnership has put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore,

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


it appears unlikely that any further amounts will be collected. For financial reporting purposes, the Partnership ceased accruing interest on the notes receivable as of February 1991. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at March 31, 1995 and December 31, 1994.


(8)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one-tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% and the Cal Plaza venture is obligated to pay 60% of the amounts owed under the promissory notes (to the extent cash flow of the property is insufficient to pay such amounts, see note 3(e)). During June 1994, $70,701 of principal and $51,820 of interest was paid to the tenant from cash flow generated from operations of the property. As of March 31, 1995, the outstanding balance of the notes was $361,135.


(9)  SALES OF INVESTMENT PROPERTIES

     (a)  Villa Solana Apartments

     On March 23, 1994 the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments located in Laguna Hills, California. The sale price was $16,600,000 (before selling costs and prorations). The venture received net sale proceeds after selling costs and the retirement of the debt secured by the property, of $2,563,197, of which the Partnership's share was $2,332,509.

     For financial reporting purposes, the venture recognized, on the date of sale, gain of $750,349 of which the Partnership's share was $656,560. The venture's gain for Federal income taxes was approximately $2,614,000, of which the Partnership's share was approximately $2,575,000.

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

     The net cash proceeds and gain from sale of the interest in OMLP is allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance to the JMB/Owings partnership agreement.

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,210, of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment in accordance with SFAS #66 at March 31, 1995, JMB/Owings recognized $1,211,592 of gain and $1,084,291 of interest income in the three months ended March 31, 1995, of which the Partnership's share is $605,796 and $542,145, respectively. In April 1994, the Partnership paid approximately $255,000 of Maryland state withholding taxes related to the sale on behalf of the Limited Partners of the Partnership.

     (c)  9701 Wilshire Building

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

     (d)  JMB/125

     On November 15, 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y Partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of March 31, 1995 and December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


indebtedness and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains is $31,743,006 and $26,678,693 for financial reporting and Federal income tax purposes, respectively, although no sales proceeds have been received or are expected to be received.


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                           1995         1994           1995
                                         -------       ------      -------------
Property management and
  leasing fees . . . . . . . . . .       $21,221      228,145         1,070,643
Insurance commissions. . . . . . .          --            160             --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . .         6,782       47,019             --
                                         -------      -------         ---------
                                         $28,003      275,324         1,070,643
                                         =======      =======         =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were $47,354 for the three months ended March 31, 1995 and $190,534 for the year ended December 31, 1994 of which $9,048 were unpaid as of March 31, 1995. In addition, fees for such salaries and direct expenses deferred as of December 31, 1993 of $864,110 in the aggregate for the years ended December 31, 1992, 1991, 1990, 1989 and 1988 were paid to the Corporate General Partner and its affiliates in July 1994.

     The General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $1,746,518 (approximately $4 per Interest) through March 31, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $675,876 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. The Partnership paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. The

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


cumulative deferred amounts do not bear interest and are expected to be paid in future periods. In addition, up to approximately $561,000 of sale proceeds from the sale of the Erie-McClurg Parking Facility, $498,000 of sale proceeds from the sale of the Villa Solana Apartments and $538,500 of sale proceeds from the sale of the 9701 Wilshire Building distributable to the General Partners is subordinated to the satisfaction of certain conditions (see note 5).

     In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party (see note 6). All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


(11)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II, JMB/900, South Tower and JMB/Owings, for the three months ended March 31, 1995 and 1994 and for JMB/125 for the three months ended March 31, 1994 is as follows:

                                                   1995             1994
                                               -----------      -----------
 Total income of
   properties. . . . . . . . . . . . .         $27,894,506       32,515,073
                                               ===========      ===========
 Operating loss of
   ventures. . . . . . . . . . . . . .         $ 4,080,539       14,758,391
                                               ===========      ===========
 Partnership's share
   of loss . . . . . . . . . . . . . .         $ 1,678,032        5,144,693
                                               ============     ===========


(12)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,905,000. Such funds and short-term investments of approximately $2,689,000 are available for the Partnership's share of leasing costs and capital improvements at Springbrook Shopping Center, Eastridge Mall and 260 Franklin Street, and the Partnership's share of operating deficits currently being incurred at 260 Franklin Street Building (to the extent not funded from escrowed reserves for 260 Franklin as discussed below), Eastridge Mall and Springbrook Shopping Center as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain state income tax withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,010,854 (approximately $5 per interest) through March 31, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. An affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 (included in the aggregate amount above) for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be. These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements.
The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December, 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Reference is made to Note 10 relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $2,975,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $3,651,000. In addition, an estimated $1,000,000 (not included in the budgeted amounts) is expected to be needed to make structural modifications to the 21900 Burbank Office Building to satisfy the requirements of a recently enacted City of Los Angeles ordinance. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at the Woodland Hills investment property, and through the sale or refinancing of such investments, as well as cash and short-term investments currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to existing loan modifications or are currently experiencing deficits as discussed below.

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. For any particular investment property incurring deficits, the Partnership or its ventures, if deemed appropriate, may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing of existing indebtedness, may decide, in light of then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and would generally result in a gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

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

     The first mortgage note secured by the Woodland Hills Apartments in the principal amount of $6,800,000 was scheduled to mature on November 1, 1994 (due to the Partnership obtaining an extension from June 1, 1994 for fees aggregating $35,000). The second mortgage note secured by the property in the principal amount of $1,256,667 matured June 1, 1994. The Partnership refinanced both notes with the lender of the second mortgage note effective November 2, 1994. The new non-recourse first mortgage loan matures October 1, 1997 and requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 9.3% at March 31, 1995). The principal balance of the new mortgage note is $8,175,000 at March 31, 1995. Reference is made to Note 4(b).

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

     The first mortgage loan secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable. The mortgage note secured by the Dunwoody Crossing (Phase
II) Apartments matures November 1, 1997.  Reference is made to Note
4(a)(v).
     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 9(b).

     On October 6, 1994, the Partnership sold the 9701 Wilshire Building for $17,900,000 (before selling costs and prorations) as discussed below. Reference is made to Note 9(c).

     In November 1994, JMB/125 assigned its interest in the 125 Broad Street Building to an affiliate of the unaffiliated venture partner as discussed below. Reference is made to Note 9(d).

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

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 totalled $923,362 was remitted to the lender in September of 1993. During 1993, the excess cash flow generated under this agreement was $1,390,910 and was remitted to the lender in May 1994. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender during May 1995. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used, plus interest earned thereon, for future leasing costs as approved by the lender to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6)) agreed to defer receipt of its management fee until a later date. As of March 31, 1995, the manager has deferred approximately $2,518,000 of management fees ($2,357,000 of which represents fees deferred through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(g) for further discussion of this investment property.
     160 Spear Street Building

     As more fully discussed in Note 4(b)(iii), effective February 1992, the venture reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership has decided not to commit any significant additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote. The venture has approached the lender regarding an additional modification to the loan. However, the lender has indicated that it is not willing to provide an additional modification, and intends to take title to the property. The venture and the lender are currently discussing terms for a transfer of the property to the lender. This will result in the Partnership no longer having an ownership interest in the property, which would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

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

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believed that these adverse market conditions and the negative impact on effective rental rates would continue over the next few years. The depressed market in downtown Manhattan had significantly affected the 125 Broad Street Building as the occupancy had decreased to 66% partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. It was expected that the property would be adversely affected by lower than originally expected effective rental rates to be achieved upon releasing of the space.

The low effective rental rates coupled with the lower occupancy during the releasing period were expected to result in the property operating at a significant deficit in 1995 and for the next several years. The O&Y partners were obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, the O&Y partners were in default in respect to certain of their funding obligations, and it appeared unlikely that the O&Y partners would fulfill their obligations to 125 Broad and JMB/125. Based on the facts discussed above and as described more fully in Note 3(f), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of the joint venture's ability to recover the net carrying value of the investment property through future operations or sale.

     The O&Y partners failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y had agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement.
Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire $43,500,000 of rent offset by J&H and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $1,332,000 for the three months ended March 31, 1994 and is included in the Partnership's share of loss from operations of unconsolidated ventures.

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

The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that 260 Franklin establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements which are the primary components of the anticipated operating deficits noted above with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $754,000 at March 31, 1995. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant costs related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If 260 Franklin is unable to refinance or extend all or substantially all of the mortgage loan, the Partnership may decide not to commit any significant additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     The midtown Manhattan market remains competitive. Approximately 53,000 square feet (approximately 10% of the buildings leasable square footage) of leased space expires in 1995 and 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can immediately repay itself, out of first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. During April 1995, the Partnership deposited approximately $1,300,000 (representing cash flow generated by the property during the previous quarter (as defined)) into escrow under terms of the loan extension.

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

     The mortgage note secured by the property (with a balance of $198,010,055 as of March 31, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $227,500 and $682,500 as of December 31, 1994 and March 31, 1995, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 3(h) and 4(a)(vii).

     RiverEdge Place Building

     The RiverEdge Place Building was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership indicating that they were experiencing financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage loan secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note with a current outstanding balance of $18,166,294 in order to reduce operating deficits anticipated as a result of the over-lease buy-out. In connection with the Partnership's negotiations with the lender, the Partnership ceased making debt service payments effective July 1, 1992. The property has generated positive cash flow of approximately $3,184,000 and $2,836,000 as of March 31, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of March 31, 1995, the amount of principal and interest payments in arrears is approximately $10,492,000. The mortgage note has been classified at March 31, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. Additionally, the tenant lease with First American Bank for approximately 120,000 square feet has been assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as, reducing the effective rent on the retained space in exchange for an extension of the lease term from April, 1994 to July, 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring.

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. In April 1995, the city notified the Partnership that pursuant to such ordinance, it must file a report stating the repairs which need to be made to comply with the ordinance within six months and must implement such contemplated
repairs within approximately two years.   While a complete determination of
the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements, will be approximately $1,000,000. The Partnership spent approximately $124,000 for repairs in 1994. Although the property produced cash flow to the Partnership in 1993 and 1994, there is uncertainty as to future cash flow as a result of the anticipated repairs discussed above and the substantial amount of tenant space (approximately 80% of the building) under leases that are scheduled to expire during 1995 and 1996. Most of the tenant space expiring in 1995 and 1996 is occupied by two tenants. The Partnership has been successful in renewing the lease of one of the two tenants occupying 37,864 square feet (approximately 43% of the building) at a lower effective rental rate. The Partnership is in the process of negotiating a new lease with the other tenant. There can be no assurance that the Partnership will be able to retain this tenant. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to the continued recession in Southern California. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership has approached the lender regarding a modification of the loan which is scheduled to mature December 1, 1996 due to the uncertainties discussed above. There is no assurance that the Partnership will be able to obtain such modification. In the absence of a modification to the mortgage note, the Partnership may decide not to commit significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

     NewPark Associates

     The mortgage note secured by the NewPark Mall matures November 1, 1995. The mortgage can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. However there can be no assurance that the joint venture will be able to obtain such an extension. Reference is made to Note 3(d).

     California Plaza

     The property produced cash flow in 1994, however, as discussed below, net cash flow is being escrowed pursuant to a loan modification. The property is expected to operate at a slight deficit in 1995. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993. As more fully discussed in Note 4(a)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of March 31, 1995).

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

     Springbrook Shopping Center

     In October 1993, a tenant occupying 20% of the space at the Springbrook Shopping Center vacated upon expiration of its lease. The Partnership is actively pursuing replacement tenants for the vacant space, but there is no assurance that any leases will be consummated. The Partnership is also negotiating with a tenant for the sale of an outparcel owned by the Partnership which is currently leased by such tenant. There can be no assurance that the Partnership will be able to finalize this sale.

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

     The mortgage note secured by the 9701 Wilshire Building matured on January 1, 1994. The Partnership obtained extensions of this note from the existing lender until September 30, 1994. The Partnership paid the lender $110,000 in extension fees in connection with these extensions. The monthly principal and interest payment, and the interest rate remained the same on the loan as prior to the original maturity date. The unpaid principal and interest matured on September 30, 1994. On October 6, 1994, the property was sold for $17,950,000 (before selling costs and prorations) and the outstanding debt was retired as described in Note 9(c).

     Certain of the Partnership's investments have been made through joint ventures. There are certain risks associated with the Partnership's investments including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     Due to these issues, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in
order to maximize the return to the Limited Partners.   On March 23, 1994,
the Partnership received proceeds from the sale of the Villa Solana Apartments as more fully described in Note 9(a). In August 1994, $2,218,523 ($5 per Interest) was distributed to the Limited Partners and
$22,410 was distributed to the General Partners out of such proceeds.   On
October 6, 1994, the Partnership received proceeds from the sale of the 9701 Wilshire Building as described in Note 9(c). In February 1995, $3,549,636 ($8 per Interest) was distributed to the Limited Partners and $35,855 was distributed to the General Partners out of such proceeds and proceeds from the sale of other investment properties described in Note 9.

Although the Partnership expects to distribute sales proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions Limited Partners will receive significantly less than half of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and decrease in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to none of the Partnership's U.S. Government obligations being classified as cash equivalents at December 31, 1994 whereas approximately $4,577,000 of U.S. Government obligations were classified as cash equivalents at March 31, 1995. Reference is made to Note 1. The aggregate decrease in cash and cash equivalents and in short-term investments is also due to the distribution of sale proceeds of $3,549,636 and $35,855 to the Limited and General Partners respectively in February 1995.

     The decrease in interest, rents and other receivables at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of rental payments received at the Cal Plaza Office Building, Dunwoody Apartments and 160 Spear Street Building.

     The increase in the balance of escrow deposits and restricted securities at March 31, 1995 as compared to December 31, 1994 is primarily due to the continued escrow of excess cash flow pursuant to the loan modifications at the 260 Franklin Street Building and Cal Plaza Office Building. Reference is made to Note 4(a). The increase in escrow deposits and restricted securities is also due to the timing of real estate tax payments and the related increase in accrued real estate taxes at certain of the Partnership's investment properties.

     The increase in other restricted securities at March 31, 1995 as compared to December 31, 1994 is due to the continued restriction of cash to be paid to the lender of the RiverEdge Place investment property. Reference is made to note 4(a)(iv).

     The increase in the balance of accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain expenses at the 260 Franklin Street Building, 160 Spear Street Building and Dunwoody Apartments.

     The increase in accrued interest payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the accrual of approximately $630,000 in 1995 of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and the accrual of approximately $455,000 in 1995 of unpaid interest on the promissory note secured by the Partnership's interest in the South Tower venture. Reference is made to
Note 4(a).

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses and amortization of deferred expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 are primarily due to the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994 and to the sale of the 9701 Wilshire Building on October 6, 1994. Reference is made to Notes 4(a)(i) and 9(c).

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.

     The decrease in the Partnership's share of loss from unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the JMB/125's unaffiliated venture partner in November 1994. Reference is made to Notes 3(f) and 9(d).

     The $605,796 gain on sale of interest in unconsolidated venture for the three months ended March 31, 1995 relates to the recognition of gain from the sale of the Partnership's interest in the Owings Mills Limited Partnership. Reference is made to Note 9(b).

     The $656,560 gain on sale of investment property for the three months ended March 31, 1994 relates to the sale of the Villa Solana Apartments on March 23, 1994. Reference is made to Note 9(a).

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The lender of the mortgage note has agreed to refrain from exercising its rights and remedies under the loan documents through May 1, 1995 (the lender is considering an extension of such agreement), the promissory note is in default as of March 31, 1995. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. Reference is made to Notes 4(a)(iv) and 4(a)(vii) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of those investment properties in Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for discussions of such loan defaults, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                               1994                                  1995
                                                   -------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. 900 Third Avenue Building
     New York, New York. . . . . . . .     94%         94%         94%         94%      94%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .     99%         99%         98%         98%      97%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . . . . . . . . . . .     87%         88%         89%         89%      88%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California . . . . .     97%         97%         97%         96%      96%
 5. Eastridge Mall
     Casper, Wyoming . . . . . . . . .     91%         92%         92%         91%      92%
 6. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     89%         98%        100%         99%      99%
 7. Park at Countryside
     Apartments
     Port Orange (Daytona Beach),
     Florida . . . . . . . . . . . . .     98%         N/A         N/A         N/A      N/A
 8. 160 Spear Street Building
     San Francisco, California . . . .     91%         88%         88%         89%      89%
 9. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland
     Hills), California. . . . . . . .     99%        100%        100%        100%      96%
10. 125 Broad Street Building
     New York, New York. . . . . . . .     54%         54%         54%         N/A      N/A
11. 260 Franklin Street Building
     Boston, Massachusetts . . . . . .     99%         99%         99%         99%      99%

                                                                    1994                                  1995
                                                   -------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
12. 9701 Wilshire Building
     Beverly Hills, California . . . .     89%         89%         89%         N/A      N/A
13. California Plaza
     Walnut Creek, California. . . . .     95%         99%         98%         95%      95%
14. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     91%         93%         91%         88%      93%
15. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . . . .     80%         80%         80%         81%      80%
16. Springbrook Shopping Center
     Bloomingdale, Illinois. . . . . .     74%         71%         71%         71%      72%

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

            10-F.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Villa Solana Apartments in Laguna Hills, California, are hereby incorporated herein by reference to the Partner-ship's Registration Statement on Post-Effective Amendment No. 1 to Form S-11 (File No. 2-95382) dated September 13, 1985.

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

            10-K.     Acquisition documents relating to the purchase by the
Partnership of the Arthur D. Little Building in Woodland Hills, California, are hereby incorporated herein by reference to the Partnership's Registra-tion Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March 13, 1986.

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

            10-EE.    Documents relating to the extension of the mortgage
loan secured by the 900 Third Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

            10-FF.    Documents relating to the lender realizing upon its
mortgage security interest in the Park at Countryside Apartments are incorporated herein by reference to the Partnership's report for May 5, 1994 on Form 8-K dated May 5, 1994.

            10-GG.    Documents relating to the refinancing of the Woodlands
Hills Apartments are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March
27, 1995.

            10-HH.    Purchase Agreement between the Partnership and 9701
Wilshire Boulevard, Inc. ("Purchaser") for the sale of the 9701 Wilshire Building is incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

            10-II.    Documents relating to the assignment of the
Partnership's interest in the 125 Broad Street Building to O&Y Plaza Corp. ("Assignee") are incorporated herein by reference to the Partnership's report for October 15, 1994 on Form 8-K dated November 15, 1994.

            10-JJ.    Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

            10-II.    Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street Building is filed herewith.

            27.       Financial Data Schedule

            ---------------
            * Previously filed as exhibits 10-U, 10-V and 10-W, respectively, to the Partnership's report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-16111) dated March 19, 1993 and hereby incorporated herein by reference.

            (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995