Form 10-Q
period 1995-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1995-08-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995           Commission file #0-16111




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     31




PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .     43

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     44

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     46



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                            JUNE 30,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  1,524,479          844,080
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          9,847,163       10,564,988
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .            772,284        1,430,849
  Current portion of notes receivable (net of allowance for
    doubtful accounts of $1,466,051 in 1995 and 1994, note 7). . . . . . . . . . .              --              11,967
  Escrow deposits and restricted securities (notes 1 and 4(a)) . . . . . . . . . .         10,292,720        7,551,262
  Other restricted securities (note 4(a)(iv)). . . . . . . . . . . . . . . . . . .          3,517,995        2,835,995
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,954,641       23,239,141
                                                                                         ------------     ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,901,620       30,786,288
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        307,717,732      336,767,526
                                                                                         ------------     ------------
                                                                                          334,619,352      367,553,814
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        (99,740,774)    (106,168,986)
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .        234,878,578      261,384,828
                                                                                         ------------     ------------
Investment in unconsolidated ventures,
  at equity (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,153,258       27,791,761
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,611,596        3,991,141
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,010,013        5,354,240
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          6,881,069        5,901,802
                                                                                         ------------     ------------
                                                                                         $303,489,155      327,662,913
                                                                                         ============     ============

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------


                                                                                            JUNE 30,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------

Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . .       $167,183,306       64,981,954
  Current portion of notes payable (note 8). . . . . . . . . . . . . . . . . . . .              --              70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,031,882        2,620,655
  Amounts due to affiliates (note 10). . . . . . . . . . . . . . . . . . . . . . .          1,836,363        1,736,196
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,801,629        7,147,878
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,086,457          554,229
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             25,000           10,000
                                                                                         ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        183,964,637       77,121,613

Notes payable (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            290,434          290,434
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            440,932          533,522
Investment in unconsolidated ventures, at equity
  (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,227,324       15,811,104
Deferred income (note 3(e)). . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,745,058            --
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            335,000          350,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . .        119,880,595      246,148,319
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7, 8 and 9)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        324,883,980      340,254,992
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          5,329,056        8,854,639

Partners' capital accounts (deficits) (note 1):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,890,972)     (16,615,024)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (908,722)        (872,867)
                                                                                         ------------     ------------
                                                                                          (17,779,694)     (17,467,891)
                                                                                         ------------     ------------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                              -----------------------------------------------------------------


                                                                                            JUNE 30,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------

   Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        384,978,681      384,978,681
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (363,956,259)    (362,540,535)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (29,966,609)     (26,416,973)
                                                                                         ------------     ------------
                                                                                           (8,944,187)      (3,978,827)
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . .          (26,723,881)     (21,446,718)
                                                                                         ------------     ------------
                                                                                         $303,489,155      327,662,913
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995            1994
                                                            -----------      ----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $12,344,283      12,956,543      23,955,340       26,106,762
  Interest income. . . . . . . . . . . . . . . . . . . .        300,714         199,303         586,963          351,459
                                                            -----------      ----------     -----------      -----------
                                                             12,644,997      13,155,846      24,542,303       26,458,221
                                                            -----------      ----------     -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      7,805,791       8,346,594      15,629,929       17,022,328
  Depreciation . . . . . . . . . . . . . . . . . . . . .      2,710,631       2,875,186       5,415,762        5,874,605
  Property operating expenses. . . . . . . . . . . . . .      5,013,867       4,835,530      10,124,475       10,787,883
  Professional services. . . . . . . . . . . . . . . . .        163,776         188,553         425,865          444,746
  Amortization of deferred expenses. . . . . . . . . . .        292,942         284,748         549,819          569,249
  General and administrative . . . . . . . . . . . . . .        246,824         241,576         436,297          412,563
                                                            -----------      ----------     -----------      -----------
                                                             16,233,831      16,772,187      32,582,147       35,111,374
                                                            -----------      ----------     -----------      -----------
       Operating loss. . . . . . . . . . . . . . . . . .     (3,588,834)     (3,616,341)     (8,039,844)      (8,653,153)

Partnership's share of loss from
  operations of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . . .        (38,585)     (4,367,905)     (1,723,850)      (9,441,407)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .        523,931         472,313       1,129,330        1,063,528
                                                            -----------      ----------     -----------      -----------
        Net operating loss . . . . . . . . . . . . . . .     (3,103,488)     (7,511,933)     (8,634,364)     (17,031,032)

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Gain on sale of interests in
  ventures (notes 9(b) and 9(e)) . . . . . . . . . . . .      6,336,896           --          6,942,692
Gain on sale or disposition of investment
  properties, net of venture partner's
  share of gain of $729,820 and $823,609
  (notes 4(a)(i) and 9(a)) . . . . . . . . . . . . . . .          --          1,418,043           --           2,074,603
                                                            -----------      ----------     -----------      -----------
        Net income (loss). . . . . . . . . . . . . . . .    $ 3,233,408      (6,093,890)     (1,691,672)     (14,956,429)
                                                            ===========      ==========     ===========      ===========

        Net income (loss) per limited
         partnership interest (note 1):
          Net operating loss . . . . . . . . . . . . . .    $     (6.71)         (16.25)         (18.68)          (36.85)
          Net gain on sale of interests in
            ventures (notes 9(b) and 9(e)) . . . . . . .          14.14           --              15.49            --
           Net gain on sale of investment
            property (notes 4(a)(i) and 9(a)). . . . . .          --               3.17           --                4.63
                                                            -----------      ----------     -----------      -----------
                                                            $      7.43          (13.08)          (3.19)          (32.22)
                                                            ===========      ==========     ===========      ===========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . . . . .    $     --              --               8.00            --
                                                            ===========      ==========     ===========      ===========











                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------      ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (1,691,672)      (14,956,429)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,415,762         5,874,605
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         549,819           569,249
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .       1,669,250         1,613,348
    Partnership's share of loss from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,723,850         9,441,407
    Venture partners' share of ventures' operations
      and gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .      (1,129,330)         (239,919)
    Total gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .           --           (2,898,212)
    Gain on sale of interest in ventures . . . . . . . . . . . . . . . . . . . . . . .      (6,942,692)            --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         765,081            29,542
    Current portion of notes receivable. . . . . . . . . . . . . . . . . . . . . . . .          11,967            10,757
    Escrow deposits and restricted securities (note 4(a)). . . . . . . . . . . . . . .      (2,741,458)         (881,002)
    Other restricted securities (note 4(a)(iv)). . . . . . . . . . . . . . . . . . . .        (682,000)            --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         347,728           632,839
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,763,204            19,987
    Amounts due affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,167           195,195
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,653,751           738,693
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         432,223           537,066
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,000             --
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,745,058             --
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (120,233)         (183,450)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,000)            --
                                                                                          ------------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .       4,870,475           503,676
                                                                                          ------------       -----------
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . .         717,825         1,530,968
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (240,740)         (680,784)
  Cash proceeds from sale of investment property (note 9(a)) . . . . . . . . . . . . .           --            2,563,197
  Cash proceeds from sale of interests in ventures (note 9(e)) . . . . . . . . . . . .         671,006             --
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .       1,018,316         3,807,873
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .         (20,000)       (1,260,570)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (178,046)          (72,205)
                                                                                          ------------       -----------
        Net cash provided by investing activities. . . . . . . . . . . . . . . . . . .       1,968,361         5,888,479
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payment on note payable. . . . . . . . . . . . . . . . . . . . . . . . . .         (70,701)          (70,701)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      (2,547,245)         (462,160)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (305,895)
  Contributions from venture partners. . . . . . . . . . . . . . . . . . . . . . . . .          45,000            45,000
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (35,855)            --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (3,549,636)            --
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (6,158,437)         (793,756)
                                                                                          ------------       -----------
        Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . .         680,399         5,598,399

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .         844,080         5,020,087
                                                                                          ------------       -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $  1,524,479        10,618,486
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $ 11,306,964        14,670,282
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in
      ventures (notes 9(b) and 9(e)) . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,942,692             --
                                                                                          ============       ===========
    Sale of investment property (note 9(a)):
      Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . .    $      --           16,020,301
      Principal balance due on mortgage payable. . . . . . . . . . . . . . . . . . . .           --           13,457,104
                                                                                          ------------       -----------
        Cash proceeds from sale of investment property,
          net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .    $      --            2,563,197
                                                                                          ============       ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------
    Sale of interest in venture (note 9(e)):
      Total sale price (before prorations) . . . . . . . . . . . . . . . . . . . . . .    $ 24,075,000             --
      Payoff of mortgage loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (23,403,994)            --
                                                                                          ------------       -----------
          Cash proceeds from sale of interest in venture . . . . . . . . . . . . . . .    $    671,006             --
                                                                                          ============       ===========

    Disposition of investment property (note 4(a)(i)):
      Balance due on long-term debt canceled . . . . . . . . . . . . . . . . . . . . .    $      --            3,100,000
      Accrued interest expense on accelerated long-term debt . . . . . . . . . . . . .           --              970,317
      Reduction of investment property . . . . . . . . . . . . . . . . . . . . . . . .           --           (2,023,953)
      Reduction of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .           --              (16,467)
      Reduction of other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           --              117,966
                                                                                          ------------       -----------
        Non-cash gain recognized due to lender realizing upon security . . . . . . . .    $      --            2,147,863
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

                              JUNE 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, Eastridge Development Company, Limited Partnership ("Eastridge"), sold June 30, 1995, see note 9(e)); Daytona Park Associates ("Park") (see note 4(a)(i)); JMB/160 Spear Street Associates ("160 Spear"); Villa Solana Associates ("Villa Solana") (sold March 23, 1994, see note 9(a)); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30, 1995 and 1994:

                                    1995                        1994
                        ------------------------      ----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                       -----------     ---------     ----------    ---------

Net loss . . . . . . . $(1,691,672)   (3,526,546)   (14,956,429) (10,787,210)
Net loss
 per limited
 partnership
 interest. . . . . . . $     (3.19)        (7.63)        (32.22)      (23.54)
                       ===========    ==========    ===========  ===========

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,277,420 and none at June 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, is $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold its interest in Owings Mills Shopping Center (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold Villa Solana Apartments (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)). In October 1994, the Partnership sold the 9701 Wilshire Office Building (note 9(c)). In November 1994, JMB/125 assigned its interest in the 125 Broad venture to an affiliate of its unaffiliated venture partner (notes 3(f) and 9(d). In June 1995, the Partnership sold its interest in Eastridge Mall to its unaffiliated venture partner (note 9(e)). All of the properties owned at June 30, 1995 were completed and operating.

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

     Certain mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for loan extensions, debt modifications or restructuring, including the mortgage loans related to the 21900 Burbank Building, NewPark Mall, Wells Fargo Center, 260 Franklin Street Building and RiverEdge Place. (See notes 3(h) and 4).

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

     During 1989, the Partnership disposed of its interest in the Boatmen's venture (note 3(c)). During 1991, the Partnership sold a portion of its interest in the Harbor venture. In January 1993, the Partnership sold the remaining portion of its interest in the Harbor venture. In June 1993, the Partnership sold its interest in the JMB/Owings Mills Associates joint venture (note 9(b)). In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments to an independent third party (note 9(a)). In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments (note 4(a)(i)). In November 1994, JMB/125 assigned its interest in the 125 Broad venture to an affiliate of its unaffiliated venture partner (notes 3(f) and 9(d)). In June 1995, the Partnership sold its interest in Eastridge Mall to its unaffiliated venture partner (note 9(e)).

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

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the unaffiliated joint venture partners under the terms of the joint venture agreement, to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership, Carlyle-XIV and JMB/900, which has enabled the Partnership and Carlyle-XIV affiliated partner to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized and that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partners.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. During April and July 1995, the Partnership deposited approximately $1,300,000 and $1,200,000, respectively (representing net cash flow generated by the property during the first and second quarter, respectively (as defined)) into escrow under terms of the loan extension. The agreement provides, however, that the joint venture can immediately repay itself, out of first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Boatmen's

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

     On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the Partnership would receive payments totalling $2,325,000. As of June 30, 1995, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of June 30, 1995. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement only to the extent of the cash collected. There is no assurance that any of the remaining delinquent payments will be collected.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required) as specified in the mortgage note. The joint venture is continuing discussions with the existing lender regarding a five year extension of the loan, however, there can be no assurance that the joint venture will be able to obtain such an extension. In addition, the joint venture has also commenced discussions with other lenders to refinance the entire principal amount. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and outstanding notes payable to the unaffiliated joint venture partner.

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

     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 (of which $2,745,058 relates to future lost rents and is included in deferred income in the accompanying consolidated financial statements as of June 30, 1995) as a lease amendment fee in June 1995 and will guaranty the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will continue to occupy approximately 55,000 square feet on the third and seventh floors under its original lease terms. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and will be used to pay for leasing costs associated with the Maxis lease (such amounts are included in accounts payable in the accompanying consolidated financial statements as of June 30, 1995), and
(iii) $628,700 was placed into the existing reserve account.

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

     JMB/125 is a joint venture between Carlyle-XV Associates, L.P. (in which the Partnership holds an approximate 99% limited partnership interest), Carlyle-XVI Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provided that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds would be distributed or allocated to the Partnership in proportion to its (indirect) 60% share of capital contributions to JMB/125. In April 1993 JMB/125, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/125, which previously had been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XV Associates, L.P. in exchange for a limited partnership interest in Carlyle-XV Associates, L.P. As a result of these transactions, the Partnership acquired, indirectly through Carlyle-XV Associates, L.P., an approximate 60% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 60% to the Partnership.

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of the assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment by JMB/125 of its interest in 125 Broad, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved for the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,606,000 for the six months ended June 30, 1994 and is included in the Partnership's share of loss from operations of unconsolidated venture.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (g)  JMB/Piper

     Under the terms of a modification agreement with the lender, commencing on April 1, 1991 and continuing through and including January 30, 2020, fixed interest on the mortgage notes secured by the Piper Jaffray Tower will accrue and be payable on a monthly basis at a $10,250,000 per annum level. Contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000; none was due for 1991, 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender in May 1995. On a monthly basis, the venture deposits the property management fee into an escrow account (including interest earned thereon) to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6) has agreed to defer receipt of its management fee until a later date. As of June 30, 1995, the manager has deferred approximately $2,697,000 ($2,357,000 of which represents fees deferred through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     (h)  South Tower

     The mortgage note secured by the South Tower Office Building in Los Angeles, California, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD as compared to amounts which would have been received under the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000 of which $1,300,000 has been received as of June 30, 1995. The remaining $300,000 will be received as monthly payments of $100,000 through September 30, 1995. The joint venture is in the process of negotiating a termination agreement with the other law firm which has vacated its space and is no longer paying rent. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


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

          (ii)  260 Franklin

     The 260 Franklin venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. The modified mortgage note currently provides for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled to be January 1996) or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. The 260 Franklin venture is required to (i) escrow excess cash flow from operations beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account ($5,328,560 at June 30, 1995 - including accrued interest) is to be used to cover the costs of capital and tenant improvement and lease inducements which are the primary components of the anticipated operating deficits notes above ($1,220,236 used as of June 30, 1995), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above. The joint venture has commenced discussions with the lender regarding an additional modification or extension of the loan, however, there can be no assurance that the joint venture will be able to obtain any such modification.

          (iii)  160 Spear Street Building

     During 1992, the Partnership reached an agreement with the first mortgage lender to modify the mortgage note secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. The maturity of the loan was extended to February 1999. Additionally, the venture is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn (including accrued interest earned) for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of June 30, 1995, approxi-mately $210,000 has been placed in the escrow account and approximately $171,000 has been withdrawn for expenditures approved by the lender.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The venture approached the lender for an additional loan modification due to anticipated re-leasing costs expected to be incurred at the property. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995. In August 1995, the venture reached an agreement whereby title of the property will be transferred to the lender in January 1996. All cash flow from the property will be deposited in a lockbox controlled by the lender until title is transferred.

This will result in the Partnership no longer having an ownership interest in the property, which will result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Therefore, the mortgage note in the principal amount of $39,147,366 has been classified at June 30, 1995 as a current liability in the accompanying consolidated financial statements.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at June 30, 1995) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. The property has generated positive cash flow of approximately $3,518,000 and $2,836,000 as of June 30, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of June 30, 1995, the amount of principal and interest payments in arrears on the loan is approximately $11,447,000. Therefore, the loan has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

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

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994 secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

     An affiliate of the General Partners managed the property for a fee equal to 5% of the gross revenues of the complexes. The property is currently being managed by the purchaser of the affiliate's assets on the same terms (note 7).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         (vi)  California Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan. The accrual rate of the modified loan remains at 10.375% per annum while the pay rate was reduced to 8% per annum. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment. The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (approximately $4,353,000) of the monthly cash flow generated by the property from March 1993 to June 1995 above the 8% interest pay rate was put into escrow for the future payment of insurance premiums and real estate taxes (approximately $1,096,000 paid as of June 30, 1995), and to fund a reserve account to be used (including accrued interest earned) to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender (none was used as of June 30, 1995). If at any time the balance in the escrow account exceeds $2,120,000, the excess will be used to first pay off deferred interest, then pay principal on the mortgage loan. Any amounts remaining in the escrow account at the maturity date will be applied towards the remaining balances of principal and interest on the loan. The joint venture also was required to fund $500,000 into the reserve account in connection with the loan modification. In June 1995, $3,740,000 was received from a tenant as a lease termination fee. The venture remitted $2,112,200 to the lender to reduce the principal balance on the mortgage loan and an additional $628,700 was placed into the reserve account (see note 3(e)).

     (vii)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center (South Tower Office Building) (with a balance of $195,257,912 as of June 30, 1995) as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $227,500 and $1,332,500 as of December 31, 1994 and June 30, 1995,
respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing, of the mortgage note and the promissory note.
The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with the lender. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements (see note 3(h)).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  Woodland Hills Apartments

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see note 2(b)). The obligations to make payments on the two underlying mortgage loans were assumed by the Partnership. The mortgage note receivable originally wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan required monthly payments of interest only in arrears at the rate of 12.8% per annum through June 1, 1994. The first mortgage loan was extended to November 1, 1994 based on the original terms of the note, for fees aggregating $35,000. The second mortgage loan required monthly payments of interest only in arrears at 11.7% per annum until June 1, 1994. On November 2, 1994, the Partnership refinanced the first and second mortgage loans with the lender of the second mortgage loan. The new non-recourse first mortgage loan in the amount of $8,175,000, which is collateralized by the property, requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 10.6% at June 30, 1995) through October 1, 1997 when the principal balance is due and payable.


(5)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received and are not expected to receive cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average adjusted capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Limited Partners have not yet received and are not expected to receive cash distributions of sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of sale or re-financing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above.

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


(7)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,236,000 as of June 30, 1995. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the notes at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the notes. The Partnership has put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. For financial reporting purposes, the Partnership ceased accruing interest on the notes receivable as of February 1991. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at June 30, 1995 and December 31, 1994.


(8)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one-tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% and the Cal Plaza venture is obligated to pay 60% of the amounts owed under the promissory notes (to the extent cash flow of the property is insufficient to pay such amounts, see note 3(e)). During June 1995 and June 1994, $70,701 of principal and $43,336 and $51,820 of interest, respectively, was paid to the tenant from cash flow generated from operations of the property. As of June 30, 1995, the outstanding balance of the notes was $290,434.

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,210, of which the Partnership's share was $5,152,655. As JMB/Owings has collected a sufficient amount of the purchaser's initial investment in accordance with SFAS #66 at March 31, 1995, the joint venture adopted the installment method for recognition of the remaining deferred gain. JMB/Owings recognized $1,334,888 of gain and $1,179,650 of interest income in the six months ended June 30, 1995, of which the Partnership's share is $667,444 and $589,825, respectively. In April 1994, the Partnership paid approximately $255,000 of Maryland state withholding taxes related to the sale on behalf of the Limited Partners of the Partnership.

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

     (d)  JMB/125

     On November 15, 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y Partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of June 30, 1995 and December 31, 1994, the note has been fully reserved for by JMB/125 due to the uncertainty of the collectibility of the note. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage indebtedness and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains is $31,743,006 and $26,678,693 for financial reporting and Federal income tax purposes, respectively, although no sales proceeds have been received or are expected to be received.

     (e)  Eastridge Mall

     On June 30, 1995, the Partnership sold its 90% limited partner interest in Eastridge which owns the land, building and related improvements of the Eastridge Mall located in Casper, Wyoming. The purchaser, Price Development Company, Limited Partnership, was the Partnership's joint venture partner in Eastridge and is not affiliated with the Partnership or its General Partners.

     The purchaser paid $24,075,000 (before prorations) at closing, of which $23,403,994 was used to retire the mortgage note secured by the property and the balance representing the deemed sale price of the Partnership's interest in Eastridge. The Partnership received net proceeds (before prorations) of $671,006 on June 30, 1995. As a result of the sale, the Partnership recognized a gain of $6,275,248 for financial reporting purposes and expects to recognize a gain of approximately $9,000,000 for Federal income tax purposes.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                           1995         1994           1995
                                         -------       ------      -------------
Property management and
  leasing fees . . . . . . . . . .       $39,344      413,178         1,160,487
Insurance commissions. . . . . . .         --          52,404             --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . .         7,016       90,041             --
                                         -------      -------         ---------
                                         $46,360      555,623         1,160,487
                                         =======      =======         =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were $111,771 for the six months ended June 30, 1995 and $190,534 for the year ended December 31, 1994, all of which have been paid as of June 30, 1995. In addition, fees for such salaries and direct expenses deferred as of December 31, 1993 of $864,110 in the aggregate for the years ended December 31, 1992, 1991, 1990, 1989 and 1988 were paid to the Corporate General Partner and its affiliates in July 1994.

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third party or parties to perform certain of these administrative services beginning in late 1995. Use of a third party, rather than reimbursement to the Corporate General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.

     The General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $1,836,363 (approximately $4 per Interest) through June 30, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $675,876 for the Partnership's proportionate share of property management and leasing fees paid by certain affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. The Partnership paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994.

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


(11)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II, JMB/900, South Tower and JMB/Owings, for the six months ended June 30, 1995 and 1994 and for JMB/125 for the six months ended June 30, 1994 is as follows:

                                                   1995             1994
                                               -----------      -----------
 Total income of
   properties. . . . . . . . . . . . .         $52,930,991       69,341,656
                                               ===========      ===========
 Operating loss of
   ventures. . . . . . . . . . . . . .         $ 3,352,061       28,368,817
                                               ===========      ===========
 Partnership's share
   of loss . . . . . . . . . . . . . .         $ 1,508,737        9,115,268
                                               ===========      ===========


(12)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $1,524,000. Such funds and short-term investments of approximately $9,847,000 are available for the Partnership's share of leasing costs and capital improvements, and the Partnership's share of operating deficits currently being incurred at Springbrook Shopping Center as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at these and certain other of the Partnership's investment properties. Anticipated deficits for 1995 including those for expected tenant improvement and other lease inducement costs at the 260 Franklin office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The joint venture that owns the 260 Franklin office building is seeking a further modification and extension to its mortgage loan to reduce anticipated deficits in future years. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain state income tax withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,127,699 (approximately $5 per interest) through June 30, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. An affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 (included in the aggregate amount above) for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be. These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December, 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Reference is made to Note 10 relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $2,265,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $3,147,000. In addition, an estimated $1,000,000 (not included in the budgeted amounts) is expected to be needed to make structural modifications to the 21900 Burbank Office Building to satisfy the requirements of a recently enacted City of Los Angeles ordinance. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at the Woodland Hills investment property, and through the sale or refinancing of such investments (in June 1995, the Partnership received proceeds from the sale of its interest in the Eastridge Mall as discussed below), as well as cash and short-term investments currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to existing loan modifications or are currently experiencing deficits as discussed below.

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

     The first mortgage note secured by the Woodland Hills Apartments in the principal amount of $6,800,000 was scheduled to mature on November 1, 1994 (due to the Partnership obtaining an extension from June 1, 1994 for fees aggregating $35,000). The second mortgage note secured by the property in the principal amount of $1,256,667 matured June 1, 1994. The Partnership refinanced both notes with the lender of the second mortgage note effective November 2, 1994. The new non-recourse first mortgage loan matures October 1, 1997 and requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 10.6% at June 30, 1995). The principal balance of the new mortgage note is $8,175,000 at June 30, 1995. Reference is made to Note 4(b).

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

     The first mortgage loan secured by the Dunwoody Crossing Phases I and III Apartments in the principal amount of $21,500,000 was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable. The mortgage note secured by the Dunwoody Crossing (Phase II) Apartments matures November 1, 1997. Reference is made to Note 4(a)(v).

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

     On June 30, 1995, the Partnership sold its interest in Eastridge Mall for $24,075,000 (before selling costs and retirement of debt) as discussed below. Reference is made to Note 9(e).

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

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992 and 1993 totalled $923,362 and $1,390,910, respectively. During 1994, the excess cash flow generated under this agreement was $353,251 and was remitted to the lender during May 1995. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity.
On a monthly basis, the venture deposits the property management fee into an escrow account to be used, plus interest earned thereon, for future leasing costs as approved by the lender to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6)) has agreed to defer receipt of its management fee until a later date. As of June 30, 1995, the manager has deferred approximately $2,697,000 of management fees ($2,357,000 of which represents fees deferred through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(g) for further discussion of this investment property.

     160 Spear Street Building

     As more fully discussed in Note 4(b)(iii), effective February 1992, the venture reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building are scheduled to expire in 1995. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership has decided not to commit any significant additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote. The venture approached the lender regarding an additional modification to the loan. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995. In August 1995, the venture reached an agreement whereby title of the property will be transferred to the lender in January 1996. Additionally, all cash flow from the property will now be deposited in a lockbox controlled by the lender until title is transferred. This will result in the Partnership no longer having an ownership interest in the property, which will result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Therefore, the mortgage note has been classified at June 30, 1995 as a current liability in the accompanying consolidated financial statements.

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

     The O&Y partners failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y had agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement.
Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire $43,500,000 of rent offset by J&H and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,606,000 for the six months ended June 30, 1994 and is included in the Partnership's share of loss from operations of unconsolidated ventures.

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

The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that 260 Franklin establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements which are the primary components of the anticipated operating deficits noted above with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $812,000 at June 30, 1995. The effective rental rates achieved on renewals and expansions of leases and those achieved on or to be achieved in re-leasing of vacant space are substantially below the rates received under previous leases for the same space. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. Approximately 63,000 square feet of this space has been leased subsequent to the end of the second quarter. It is anticipated that there would be significant costs related to releasing the remaining space for which leases expire in 1995. In addition, the long-term mortgage loan matures January 1, 1996. The joint venture has commenced discussions with the lender regarding an additional modification or extension of the loan, however, there can be no assurance that the joint venture will be able to obtain any modification or extension. If 260 Franklin is unable to refinance or extend all or substantially all of the mortgage loan, the Partnership may decide not to commit any significant additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This would likely result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     The midtown Manhattan market remains competitive. Approximately 53,000 square feet (approximately 10% of the buildings leasable square footage) of leased space expires in 1995 and 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can immediately repay itself, out of first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. During April and July 1995, the Partnership deposited approximately $1,300,000 and $1,200,000, respectively, (representing cash flow generated by the property during the first quarter and second quarter, respectively, into escrow under the terms of the loan extension.

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts which would have been due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000 of which $1,300,000 has been received as of June 30, 1995. The remaining $300,000 will be received as monthly payments of $100,000 through September 30, 1995. The joint venture is in the process of negotiating a termination agreement with the other law firm which has vacated its space and is no longer paying rent. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $3,926,000 to the Partnership in 1994.

     The mortgage note secured by the property (with a balance of $195,257,912 as of June 30, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $227,500 and $1,332,500 as of December 31, 1994 and June 30, 1995, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through May 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event, would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 3(h) and 4(a)(vii).

     RiverEdge Place Building

     The RiverEdge Place Building was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership indicating that they were experiencing financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage loan secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note with a current outstanding balance of $18,166,294 in order to reduce operating deficits anticipated as a result of the over-lease buy-out. In connection with the Partnership's negotiations with the lender, the Partnership ceased making debt service payments effective July 1, 1992. The property has generated positive cash flow of approximately $3,518,000 and $2,836,000 as of June 30, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of June 30, 1995, the amount of principal and interest payments in arrears is approximately $11,447,000. The mortgage note has been classified at June 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. Additionally, the tenant lease with First American Bank for approximately 120,000 square feet has been assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as, reducing the effective rent on the retained space in exchange for an extension of the lease term from April, 1994 to July, 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring.

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. In April 1995, the city notified the Partnership that pursuant to such ordinance, it must file a report stating the repairs which need to be made to comply with the ordinance within six months and must implement such contemplated
repairs within approximately two years.   While a complete determination of
the requirements to comply with such ordinance is not as yet completed, it is currently estimated that the cost of such repairs, which has been reflected in the accompanying consolidated financial statements, will be approximately $1,000,000. The Partnership spent approximately $124,000 for repairs in 1994. Although the property produced cash flow to the Partnership in 1993 and 1994, there is uncertainty as to future cash flow as a result of the anticipated repairs discussed above and the substantial amount of tenant space (approximately 80% of the building) under leases that are scheduled to expire during 1995 and 1996. Most of the tenant space expiring in 1995 and 1996 is occupied by two tenants. The Partnership has been successful in renewing the lease of one of the two tenants occupying 37,864 square feet (approximately 43% of the building) at a lower effective rental rate. The other tenant occupying 32,348 square feet (approximately 36% of the building) has indicated they will not be renewing their lease at the property. The tenant will temporarily remain in occupancy at the property (likely until December 1995) and continues to pay rent on a month-by-month basis subsequent to their lease expiration of June 30, 1995 at a lower effective rental rate. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to the continued recession in southern California. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term. The Partnership has approached the lender regarding a modification of the loan which is scheduled to mature December 1, 1996 due to the uncertainties discussed above. There is no assurance that the Partnership will be able to obtain such modification or alternative financing. In the absence of a modification to the mortgage note, the Partnership may decide not to commit significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

     NewPark Associates

     The mortgage note secured by the NewPark Mall in the principal amount of approximately $49,000,000 matures November 1, 1995. The mortgage loan can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. In addition, the joint venture has also commenced discussions with other lenders to refinance the entire principal amount. However there can be no assurance that the joint venture will be able to obtain such an extension or refinancing. Reference is made to Note 3(d).

     California Plaza

     The property produced cash flow in 1994, however, as discussed below, net cash flow is being escrowed pursuant to a loan modification. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993. As more fully discussed in Note 4(a)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of June 30, 1995). In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 as a lease amendment fee in June 1995 and will guaranty the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will continue to occupy approximately 55,000 square feet on the third and seventh floors under its original lease terms. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and will be used to pay for leasing costs associated with the Maxis lease (such amounts are included in accounts payable in the accompanying consolidated financial statements as of June 30, 1995), and
(iii) $628,700 was placed into the existing reserve account.

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

     In connection with this agreement, at closing the Partnership paid the unaffiliated manager a partial settlement of $400,000 and has estimated the remaining contingent liability to be $360,000. The Partnership will begin making monthly payments of $2,500 to the unaffiliated manager for two years beginning September 25, 1995 as part of this agreement (such payments are included in the $360,000 estimate). This contingent liability is recorded as other current liabilities and other liabilities in the accompanying consolidated financial statements.

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

     Other

     The mortgage note secured by Eastridge Mall was scheduled to mature on October 1, 1995. On June 30, 1995, the Partnership sold its 90% limited partner interest in the property to its unaffiliated joint venture partner for $24,075,000 (before selling costs and retirement of debt) as described in Note 9(e).

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

     Due to these issues, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in
order to maximize the return to the Limited Partners.   On March 23, 1994,
the Partnership received proceeds from the sale of the Villa Solana Apartments as more fully described in Note 9(a). In August 1994, $2,218,523 ($5 per Interest) was distributed to the Limited Partners and
$22,410 was distributed to the General Partners out of such proceeds.   On
October 6, 1994, the Partnership received proceeds from the sale of the 9701 Wilshire Building as described in Note 9(c). In February 1995, $3,549,636 ($8 per Interest) was distributed to the Limited Partners and $35,855 was distributed to the General Partners out of such proceeds and proceeds from the sale of other investment properties described in Note 9. On June 30, 1995, the Partnership received proceeds from the sale of its interest in Eastridge Mall as described in Note 9(e). Although the Partnership expects to distribute sales proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions Limited Partners will receive significantly less than half of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and decrease in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to none of the Partnership's U.S. Government obligations being classified as cash equivalents at December 31, 1994 whereas approximately $1,277,000 of U.S. Government obligations were classified as cash equivalents at June 30, 1995. Reference is made to Note 1.

     The decreases in interest, rents and other receivables, land, buildings and improvements, accumulated depreciation, tenant security deposits and venture partners' subordinated equity in ventures at June 30, 1995 as compared to December 31, 1994 are primarily due to the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 9(e). The decrease in interest, rents and other receivables is also due to the timing of rental payments received at the Cal Plaza Office Building, Dunwoody Apartments and 160 Spear Street Building.

     The increase in the balance of escrow deposits and restricted securities at June 30, 1995 as compared to December 31, 1994 is primarily due to the continued escrow of excess cash flow pursuant to the loan modifications at the 260 Franklin Street Building and Cal Plaza Office Building. Reference is made to Note 4(a). The increase in escrow deposits and restricted securities is also due to the timing of real estate tax payments and the related increase in accrued real estate taxes at certain of the Partnership's investment properties.

     The increase in other restricted securities at June 30, 1995 as compared to December 31, 1994 is due to the continued restriction of cash to be paid to the lender of the RiverEdge Place investment property. Reference is made to Note 4(a)(iv).

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion at June 30, 1995 as compared to December 31, 1994 is primarily due to the classification of the mortgage notes secured by the 160 Spear Street Building and 260 Franklin Street Building as current liabilities at June 30, 1995. Reference is made to Note 4(a). The increase in current portion of long-term debt is partially offset by the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 9(e).

     The decrease in current portion of notes payable at June 30, 1995 as compared to December 31, 1994 is due to the June 1995 principal payment on promissory notes related to the California Plaza office building.
Reference is made to Note 8.

     The increase in the balance of accounts payable at June 30, 1995 as compared to December 30, 1994 is primarily due to the accrual of $999,100 of leasing costs to be paid at the Cal Plaza Office Building as discussed in Note 3(e) and the timing of payment of certain expenses at the 260 Franklin Street Building and 160 Spear Street Building. Such increase is partially offset by the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 9(e).

     The increase in accrued interest payable at June 30, 1995 as compared to December 31, 1994 is primarily due to the accrual of approximately $1,260,000 in 1995 of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and the accrual of $1,105,000 in 1995 of unpaid interest on the promissory note secured by the Partnership's interest in the South Tower venture. Reference is made to Note 4(a).

     The increase in the balance of deferred income at June 30, 1995 as compared to December 30, 1994 is due to the receipt of a lease amendment fee to be recognized as income over the remaining term of the tenant's original lease at the Cal Plaza Office Building. Reference is made to Note 3(e).

     The decreases in rental income, mortgage and other interest and depreciation for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 and the decrease in property operating expenses for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 are primarily due to the sale of the Villa Solana Apartments on March 23, 1994, the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994 and to the sale of the 9701 Wilshire Building on October 6, 1994. Reference is made to Notes 4(a)(i), 9(a) and 9(c). The increase in property operating expenses for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 is primarily due to an increase in real estate taxes and maintenance expenses (all of which are partially recoverable from tenants) at the 260 Franklin Street Building, partially offset by the transactions noted above.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.

     The decrease in the Partnership's share of loss from unconsolidated ventures for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the JMB/125's unaffiliated venture partner in November 1994. The decrease for three months ended June 30, 1995 as compared to the three months ended June 30, 1994 is also due to a lease termination fee of $1,300,000 received at the Wells Fargo office building in the second quarter of 1995. Reference is made to Notes 3(f), 3(h) and 9(d).

     The $6,942,692 gain on sale of interest in unconsolidated venture for the six months ended June 30, 1995 relates to the recognition of $667,444 of gain from the sale of the Partnership's interest in the Owings Mills Limited Partnership and $6,275,248 of gain from the sale of the Partnership's interest in the Eastridge Development Company, Limited on June 30, 1995. Reference is made to Notes 9(b) and 9(e).

     The $2,074,603 gain on sale or disposition of investment properties for the six months ended June 30, 1994 relates to the recognition of $1,418,043 of gain from the lender obtaining legal title to the Park at Countryside Apartments and $656,560 of gain from the sale of the Villa Solana Apartments. Reference is made to Notes 4(a)(i) and 9(a).

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The lender of the mortgage note has agreed to refrain from exercising its rights and remedies under the loan documents through May 1, 1995 (the lender is considering an extension of such agreement). The 160 Spear Street venture ceased making its monthly debt service payments effective June 1, 1995. In August 1995, the venture reached an agreement whereby title of the 160 Spear Street investment property will be transferred to the lender in January 1996. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. Reference is made to Notes 4(a)(iii), 4(a)(iv) and 4(a)(vii) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of those investment properties in Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for discussions of such loan defaults, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                               1994                                  1995
                                                   -------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. 900 Third Avenue Building
     New York, New York. . . . . . . .     94%         94%         94%         94%      94%       96%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .     99%         99%         98%         98%      97%       97%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . . . . . . . . . . .     87%         88%         89%         89%      88%       88%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California . . . . .     97%         97%         97%         96%      96%       96%
 5. Eastridge Mall
     Casper, Wyoming . . . . . . . . .     91%         92%         92%         91%      92%       N/A
 6. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     89%         98%        100%         99%      99%       99%
 7. Park at Countryside
     Apartments
     Port Orange (Daytona Beach),
     Florida . . . . . . . . . . . . .     98%         N/A         N/A         N/A      N/A       N/A
 8. 160 Spear Street Building
     San Francisco, California . . . .     91%         88%         88%         89%      89%       89%
 9. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland
     Hills), California. . . . . . . .     99%        100%        100%        100%      96%       94%
10. 125 Broad Street Building
     New York, New York. . . . . . . .     54%         54%         54%         N/A      N/A       N/A
11. 260 Franklin Street Building
     Boston, Massachusetts . . . . . .     99%         99%         99%         99%      99%       99%

                                                        1994                                  1995
                                                 -------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
12. 9701 Wilshire Building
     Beverly Hills, California . . . .     89%         89%         89%         N/A      N/A       N/A
13. California Plaza
     Walnut Creek, California. . . . .     95%         99%         98%         95%      95%       94%
14. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     91%         93%         91%         88%      93%       93%
15. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . . . .     80%         80%         80%         81%      80%       80%
16. Springbrook Shopping Center
     Bloomingdale, Illinois. . . . . .     74%         71%         71%         71%      72%       72%

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

            10-KK.    Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street Building is filed herewith.

            10-LL.    The Partnership Interest Purchase Agreement related to
the sale of the Partnership's interest in Eastridge Mall is hereby incorporated herein by reference to the Partnership's report for June 30, 1995 on From 8-K dated July 24, 1995.

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

                      (i) The Partnership's report on Form 8-K for June 30, 1995 (describing the sale of the Partnership's interest in the Eastridge
Mall) was filed.  This report was dated July 24, 1995.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995