Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1995-11-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995        Commission file #0-16111




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     30




PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .     42

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     43

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     45



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       -------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $ 10,248,858          844,080
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .            451,926       10,564,988
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .          1,441,188        1,430,849
  Current portion of notes receivable (net of allowance for
    doubtful accounts of $1,466,051 in 1995 and 1994, note 7). . . . . . . . . . .              --              11,967
  Escrow deposits and restricted securities (notes 1 and 4(a)) . . . . . . . . . .          8,848,734        7,551,262
  Other restricted securities (note 4(a)(iv)). . . . . . . . . . . . . . . . . . .          3,939,798        2,835,995
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,930,504       23,239,141
                                                                                         ------------     ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,901,620       30,786,288
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .        308,407,687      336,767,526
                                                                                         ------------     ------------
                                                                                          335,309,307      367,553,814
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . .       (102,245,911)    (106,168,986)
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .        233,063,396      261,384,828
                                                                                         ------------     ------------
Investment in unconsolidated ventures,
  at equity (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,239,467       27,791,761
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,107,817        3,991,141
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,855,095        5,354,240
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . . . . . .          7,601,393        5,901,802
                                                                                         ------------     ------------
                                                                                         $302,797,672      327,662,913
                                                                                         ============     ============

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . .       $179,254,021       64,981,954
  Current portion of notes payable (note 8). . . . . . . . . . . . . . . . . . . .             70,701           70,701
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,924,487        2,620,655
  Amounts due to affiliates (note 10). . . . . . . . . . . . . . . . . . . . . . .          1,913,077        1,736,196
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,205,652        7,147,878
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,163,039          554,229
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,000           10,000
                                                                                         ------------     ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        196,560,977       77,121,613

Notes payable (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            219,733          290,434
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            583,730          533,522
Investment in unconsolidated ventures, at equity
  (notes 3 and 11) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,831,519       15,811,104
Deferred income (note 3(e)). . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,622,145            --
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            330,000          350,000
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . .        108,478,585      246,148,319
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7, 8 and 9)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        327,626,689      340,254,992
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          5,516,233        8,854,639

Partners' capital accounts (deficits) (note 1):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (17,038,640)     (16,615,024)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .           (908,722)        (872,867)
                                                                                         ------------     ------------
                                                                                          (17,927,362)     (17,467,891)
                                                                                         ------------     ------------
                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                              -----------------------------------------------------------------


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
   Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        384,978,681      384,978,681
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (367,429,960)    (362,540,535)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (29,966,609)     (26,416,973)
                                                                                         ------------     ------------
                                                                                          (12,417,888)      (3,978,827)
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . .          (30,345,250)     (21,446,718)
                                                                                         ------------     ------------
                                                                                         $302,797,672      327,662,913
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995            1994
                                                            -----------      ----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $10,727,863      13,457,982      34,683,203       39,564,744
  Interest income. . . . . . . . . . . . . . . . . . . .        348,822         233,744         935,785          585,203
                                                            -----------      ----------     -----------      -----------
                                                             11,076,685      13,691,726      35,618,988       40,149,947
                                                            -----------      ----------     -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      7,101,796       8,223,717      22,731,725       25,246,045
  Depreciation . . . . . . . . . . . . . . . . . . . . .      2,505,137       2,894,918       7,920,899        8,769,523
  Property operating expenses. . . . . . . . . . . . . .      4,749,391       6,176,547      14,873,866       17,064,430
  Professional services. . . . . . . . . . . . . . . . .         25,355          13,942         451,220          458,688
  Amortization of deferred expenses. . . . . . . . . . .        288,669         293,051         838,488          862,300
  General and administrative . . . . . . . . . . . . . .        198,869         220,000         635,166          532,563
                                                            -----------      ----------     -----------      -----------
                                                             14,869,217      17,822,175      47,451,364       52,933,549
                                                            -----------      ----------     -----------      -----------
       Operating loss. . . . . . . . . . . . . . . . . .      3,792,532       4,130,449      11,832,376       12,783,602

Partnership's share of loss from
  operations of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . . .        611,812       4,987,011       2,335,662       14,428,418
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .       (689,147)       (630,205)     (1,818,477)      (1,693,733)
                                                            -----------      ----------     -----------      -----------
        Net operating loss . . . . . . . . . . . . . . .      3,715,197       8,487,255      12,349,561       25,518,287

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Gain on sale of interests in
  ventures (notes 9(b) and 9(e)) . . . . . . . . . . . .        (93,828)          --         (7,036,520)           --
Gain on sale or disposition of investment
  properties, net of venture partner's
  share of gain of $823,609
  (notes 4(a)(i) and 9(a)) . . . . . . . . . . . . . . .          --              --              --          (2,074,603)
                                                            -----------      ----------     -----------      -----------
        Net loss . . . . . . . . . . . . . . . . . . . .    $ 3,621,369       8,487,255       5,313,041       23,443,684
                                                            ===========      ==========     ===========      ===========

        Net loss per limited partnership
         interest (note 1):
          Net operating loss . . . . . . . . . . . . . .    $      8.04           18.33           26.72            55.18
          Net gain on sale of interests in
            ventures (notes 9(b) and 9(e)) . . . . . . .           (.21)          --             (15.70)           --
          Net gain on sale or disposition of
            investment properties (notes 4(a)(i)
            and 9(a)). . . . . . . . . . . . . . . . . .          --              --              --               (4.63)
                                                            -----------      ----------     -----------      -----------
                                                            $      7.83           18.33           11.02            50.55
                                                            ===========      ==========     ===========      ===========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . . . . .    $     --               5.00            8.00             5.00
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------      ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (5,313,041)      (23,443,684)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,920,899         8,769,523
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         838,488           862,300
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . . . . .       2,503,773         1,421,474
    Partnership's share of loss from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,335,662        14,428,418
    Venture partners' share of ventures' operations
      and gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .      (1,818,477)         (870,124)
    Total gain on sale of investment property. . . . . . . . . . . . . . . . . . . . .           --           (2,898,212)
    Gain on sale of interest in ventures . . . . . . . . . . . . . . . . . . . . . . .      (7,036,520)            --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .          96,177          (157,072)
    Current portion of notes receivable. . . . . . . . . . . . . . . . . . . . . . . .          11,967            16,355
    Escrow deposits and restricted securities (note 4(a)). . . . . . . . . . . . . . .      (1,297,472)       (1,760,746)
    Other restricted securities (note 4(a)(iv)). . . . . . . . . . . . . . . . . . . .      (1,103,803)            --
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         502,646           949,260
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         655,813            89,833
    Amounts due affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         176,881        (1,288,377)
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,057,774         1,445,777
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         508,805           907,390
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,000             --
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,622,145             --
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,565          (192,714)
    Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,000)            --
                                                                                          ------------       -----------
        Net cash provided by (used in)
          operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,684,282        (1,720,599)
                                                                                          ------------       -----------

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales (purchases) and maturities of short-term investments . . . . . . . . . . .      10,113,062        (4,357,646)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (930,696)         (948,673)
  Cash proceeds from sale of investment property (note 9(a)) . . . . . . . . . . . . .           --            2,563,197
  Cash proceeds from sale of interests in ventures (note 9(e)) . . . . . . . . . . . .         671,006             --
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .       1,018,316         5,299,588
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .         (20,000)       (1,307,593)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (962,936)         (222,704)
                                                                                          ------------       -----------
        Net cash provided by investing activities. . . . . . . . . . . . . . . . . . .       9,888,752          1,026,169
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payment on note payable. . . . . . . . . . . . . . . . . . . . . . . . . .         (70,701)          (70,701)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      (2,713,064)         (703,264)
  Venture partners' contributions to ventures. . . . . . . . . . . . . . . . . . . . .         201,000           249,450
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (438,987)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (35,855)         (272,001)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (3,549,636)       (2,218,523)
                                                                                          ------------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (6,168,256)       (3,454,026)
                                                                                          ------------       -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,404,778        (4,148,456)

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . .         844,080         5,020,087
                                                                                          ------------       -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .    $ 10,248,858           871,631
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $ 16,170,178        22,378,794
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in
      ventures (notes 9(b) and 9(e)) . . . . . . . . . . . . . . . . . . . . . . . . .    $  7,036,520             --
                                                                                          ============       ===========
    Sale of investment property (note 9(a)):
      Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . . . . .    $      --           16,020,301
      Principal balance due on mortgage payable. . . . . . . . . . . . . . . . . . . .           --           13,457,104
                                                                                          ------------       -----------
          Cash proceeds from sale of investment property,
            net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    $      --            2,563,197
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

                            SEPTEMBER 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, Eastridge Development Company, Limited Partnership ("Eastridge"), sold June 30, 1995, (see note 9(e)); Daytona Park Associates ("Park") (see note 4(a)(i)); JMB/160 Spear Street Associates ("160 Spear"); Villa Solana Associates ("Villa Solana"), sold March 23, 1994, (see note 9(a)); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners-South Tower ("South Tower"); JMB/Owings Mills Associates ("JMB/Owings"), sold June 30, 1993, (see note 9(b)); JMB/NewPark Associates "JMB/NewPark"); and Carlyle - XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, JMB/125 assigned its interest in the 125 Broad Street Building (see notes 3(f) and 9(d)).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30, 1995 and 1994:

                                    1995                        1994
                        ------------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                       -----------     ---------     ----------    ---------

Net loss . . . . . . .  $5,313,041     7,958,995     23,443,684   22,293,056
Net loss
 per limited
 partnership
 interest. . . . . . .  $    11.02         17.22          50.55        48.23
                        ==========    ==========    ===========   ==========

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

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,915,388 and none at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Escrow deposits and restricted securities primarily represent cash and investments restricted as to their use by the Partnership.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $47,000,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. Certain of these properties have been sold or disposed (notes 4 and 9). All of the remaining twelve properties owned at September 30, 1995 were completed and operating.

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

     (c)  21900 Burbank Boulevard Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in January 1994 in southern California. The Partnership spent approximately $124,000 for repairs in 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. In April 1995, the city notified the Partnership that pursuant to such ordinance, it must file a report stating the repairs which need to be made to comply with the ordinance within six months and must implement such contemplated repairs within approximately two years of the city's review of such report. The cost of such repairs was initially estimated to be approximately $1,000,000 which has been reflected in the accompanying consolidated financial statements as of September 30, 1995 and December 31, 1994. In

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


August 1995, the Partnership completed its inspection of the building and filed its report with the city. The inspection concluded that fewer of the building's moment connections are likely to require repair under the ordinance than originally anticipated. Accordingly, the cost of such additional repairs is expected to be approximately $100,000. No additional repair work has commenced as of the date of this report and the Partnership will not commit any additional funds for such repairs. The Partnership has approached the lender regarding a modification of the loan (scheduled to mature December 1, 1996) due to these repair costs and anticipated re-leasing costs expected to be incurred at the property. The lender has indicated that it is not willing to provide such a modification and has notified the Partnership of its default under certain provisions of the loan agreement. The Partnership does not believe it was in default as of September 30, 1995 and was current with respect to debt service payments on the loan as of such date. However, the Partnership has decided not to commit additional amounts to the property and has ceased making debt service payments commencing with the November 1995 payment. As a result, the lender will likely realize upon its security interest in the property in late 1995 or early 1996. This will result in the Partnership no longer having an ownership interest in the property, and will likely result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. Therefore, the mortgage note has been classified at September 30, 1995 as a current liability in the accompanying consolidated financial statements.


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

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for the payment of real estate taxes as well as releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. During April and July 1995, the Venture deposited approximately $1,300,000 and $1,200,000, respectively (representing net cash flow generated by the property during the first and second quarter, respectively (as defined)) generated by the property during the first and second quarter, respectively, into escrow under terms of the loan extension for the payment of real estate taxes.
The agreement provides, however, that the joint venture can immediately repay itself, out of first available net cash flow (after payment of real estate taxes), certain costs incurred and deposits made by the joint venture in connection with the loan extension. As of September 30, 1995, approximately $1,300,000 of these amounts have been repaid to the joint venture (of which the Partnership's share is approximately $867,000).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c)  Boatmen's Center

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

     On May 31, 1990, the Partnership entered into an agreement with the joint venture partners to settle certain claims against the joint venture partners. The settlement provided that the Partnership would receive payments totalling $2,325,000. As of September 30, 1995, the Partnership has received cash payments totalling $1,910,937. Two of the venture partners were delinquent under the scheduled payments in the amount of $414,063 as of September 30, 1995. These joint venture partners had requested extensions of the promissory notes and the Partnership is currently considering their requests. To preserve its legal rights, the Partnership served the delinquent partners with notices of default. The Partnership has recognized revenue on the settlement only to the extent of the cash collected. There is no assurance that any of the remaining delinquent payments will be collected.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 was originally due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest were due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995 at which time a final balloon payment will be due. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required) as specified in the mortgage note. The joint venture is continuing discussions with the existing lender regarding a five year extension of the loan. Separately, the joint venture has a commitment letter from a different institutional lender to refinance the entire principal amount. However, there can be no assurance that the joint venture will be able to obtain such an extension or refinancing. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and outstanding notes payable to the unaffiliated joint venture partner.

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

     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 (of which $2,745,058 relates to future lost rents and of which the unamortized amount of $2,622,145 is included in deferred income in the accompanying consolidated financial statements as of September 30, 1995) as a lease amendment fee in June 1995 and will guaranty the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will remain obligated for lease payments on approximately 55,000 square feet on the third and seventh floors under its original lease terms. They are currently attempting to sub-lease a portion of this space. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and is being used to pay for leasing costs associated with the Maxis lease (the unused balance of $229,875 is included in accounts payable in the accompanying consolidated financial statements as of September 30,
1995), and (iii) $628,700 was placed into the existing reserve account.

     (f)  JMB/125

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the venture partners (note 9(d)).

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owns a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad included O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Development, Limited ("O&Y").

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

     The land underlying the office building is subject to a ground lease which had a term through June 2067 and provides for annual rental payments of $1,075,000. The terms of the ground lease granted 125 Broad a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at 10-year intervals.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of the assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment by JMB/125 of its interest in 125 Broad, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved for the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $3,858,039 for the nine months ended September 30, 1994 and is included in the Partnership's share of loss from operations of unconsolidated venture.

     (g)  JMB/Piper

     Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 and is computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1991, 1992, 1993 or 1994. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1992, 1993 and 1994 totalled $923,362, $1,390,910 and $353,251, respectively. On a monthly basis, the venture deposits the property management fee into an escrow account (including interest earned thereon) to be used for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6)) has agreed to defer receipt of its management fee until a later date. As of September 30, 1995, the manager has deferred approximately $2,832,000 ($2,357,000 of which represents fees deferred through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     During the second quarter of 1994, a major tenant and joint venture partner, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995 into space previously leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     (h)  South Tower

     The mortgage note secured by the South Tower Office Building in Los Angeles, California, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through September 1, 1995 while the venture continued to negotiate an extension or refinancing of the note with the lender. In 1995, the lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership also has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with such lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD as compared to amounts which would have been received under the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of September 30, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain. In the absence of an extension or refinancing of the notes, and due to the uncertainty that IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.


(4)  LONG-TERM DEBT

     (a)  Debt Modifications

          (i)  Park

     On May 5, 1994, the lender concluded proceedings to realize upon its security and took title to the property as described below.

     In October 1993, the joint venture ceased making the required debt service payments, but after discussions with the lender, the venture was unable to secure an additional modification of the loan. On May 5, 1994, the lender realized upon its mortgage security and took title to the property. The Partnership recognized a gain on disposition in 1994 of $1,418,043 (net of the venture partner's share of $729,820) for financial reporting purposes and $801,665 (net of venture partner's share of $54,737) for Federal income tax purposes, with no corresponding distributable proceeds. The venture remitted approximately $123,000 of cash flow debt service payments to the lender in 1994.

          (ii)  260 Franklin

     The 260 Franklin venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. The modified mortgage note currently provides for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled to be January 1996) or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. The 260 Franklin venture is required to (i) escrow excess cash flow from operations beginning in 1991, to cover future cash flow deficits (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account ($4,826,598 at September 30, 1995 - including accrued interest) is to be used to cover the costs of capital and tenant improvement and lease inducements which are the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


primary components of the anticipated operating deficits notes above ($1,759,596 used as of September 30, 1995), as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above. The joint venture has commenced discussions with the lender regarding an additional modification or extension of the loan, however, there can be no assurance that the joint venture will be able to obtain any such modification or extension.

     If 260 Franklin is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. This would result in 260 Franklin and the Partnership recognizing a gain for financial reporting purposes and Federal income tax purposes with no distributable proceeds.

          (iii)  160 Spear Street Building

     During 1992, the Partnership reached an agreement with the first mortgage lender to extend the mortgage note secured by the 160 Spear Street investment property from December 10, 1992 to February 1999. Additionally, the venture is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn (including accrued interest earned) for expenditures approved by the lender, by the lender upon default of the note or by the Partnership on February 10, 1997 when the escrow agreement terminates. As of September 30, 1995, approximately $210,000 has been placed in the escrow account and approximately $171,000 has been withdrawn for expenditures approved by the lender.

     The venture approached the lender for an additional loan modification due to anticipated re-leasing costs expected to be incurred at the property. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995 and in August 1995, reached an agreement whereby title of the property will be transferred to the lender in January 1996. Additionally, all cash flow from the property is now deposited in a lockbox controlled by the lender until title is transferred.

This will result in the Partnership no longer having an ownership interest in the property, which will result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Therefore, the mortgage note with a balance of $39,147,366 has been classified at September 30, 1995 as a current liability in the accompanying consolidated financial statements. As of September 30, 1995, the amount of interest payments in arrears is $715,577.

         (iv)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership is currently negotiating with the lender to restructure the mortgage note (with a balance of $18,166,294 at September 30, 1995) in order to reduce operating deficits anticipated as a result of the over-lease buy-out. The property has generated positive cash flow of approximately $3,940,000 and $2,836,000 as of September 30, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of September 30, 1995, the amount of principal and interest payments in arrears on the loan is approximately $12,401,000. Therefore, the loan has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

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

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994, secured by the Dunwoody Crossing Phases I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1977, when the remaining balance will be payable.

         (vi)  California Plaza

     Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on net cash flow of the property through December 1993 when an agreement was reached with the lender to modify the loan by reducing the pay rate. The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual interest and pay rate interest). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (approximately $5,940,000) of the monthly cash flow generated by the property from March 1993 to September 1995 above the 8% interest pay rate has been put into escrow for the future payment of insurance premiums and real estate taxes (approximately $1,915,000 paid as of September 30, 1995), and to fund a reserve account to be used (including accrued interest earned) to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender (none was used as of September 30, 1995). If at any time the balance in the escrow account exceeds $2,120,000, the excess will be used to first pay deferred interest, then pay principal on the mortgage loan. Any amounts remaining in the escrow account at the maturity date will be applied towards the remaining balances of principal and accrued interest on the loan. The joint venture also was required to fund $500,000 into the reserve account in connection with the loan modification. In June 1995, $3,740,000 was received from a tenant as a lease termination fee. The venture remitted $2,112,200 to the lender to reduce the principal balance on the mortgage loan and an additional $628,700 was placed into the reserve account (see note 3(e)).

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (vii)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center (South Tower Office Building) (with a balance of $194,582,781 as of September 30, 1995) as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $227,500 and $2,015,000 as of December 31, 1994 and September 30, 1995,
respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension or refinancing of the mortgage note and the promissory note (see
Note 3(h)). In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements.

     (viii)  21900 Burbank Boulevard Building

     The Partnership has approached the lender regarding a modification of the loan secured by the 21900 Burbank Boulevard Building, which is scheduled to mature December 1, 1996, due to anticipated repairs and re-leasing costs expected to be incurred at the property. The lender has indicated that it is not willing to provide such a modification and has notified the Partnership of its default under certain provisions of the loan agreement. The Partnership does not believe it was in default as of September 30, 1995 and was current with respect to debt service payments on the loan as of such date. However, the Partnership has decided not to commit additional amounts to the property and has ceased making debt service payments commencing with the November 1995 payment. See Note 2(c).

     (b)  Woodland Hills Apartments

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see note 2(b)). The obligations to make payments on the two underlying mortgage loans were assumed by the Partnership. The mortgage note receivable originally wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan required monthly payments of interest only in arrears at the rate of 12.8% per annum through June 1, 1994. The first and second mortgage loans secured by the Woodland Hills Apartments matured November 1, 1994 and June 1, 1994, respectively. On November 2, 1994, the Partnership refinanced the first and second mortgage loans with the lender of the second mortgage loan. The new non-recourse first mortgage loan in the amount of $8,175,000, which is collateralized by the property, requires monthly payments of interest only at a rate of 4% above the GECC commercial paper rate (approximately 10.5% at September 30, 1995) and has a scheduled maturity of October 1, 1997.


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


(7)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,275,000 as of September 30, 1995. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the notes at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the notes. The Partnership has put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. For financial reporting purposes, the Partnership ceased accruing interest on the notes receivable as of February 1991. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at September 30, 1995 and December 31, 1994.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 have been issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one-tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% and the Cal Plaza venture is obligated to pay 60% of the amounts owed under the promissory notes (to the extent cash flow of the property is insufficient to pay such amounts). During June 1995 and June 1994, $70,701 of principal and $43,336 and $51,820 of interest, respectively, was paid to the tenant from cash flow generated from operations of the property. As of September 30, 1995, the outstanding balance of the notes was $290,434.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,210, of which the Partnership's share was $5,152,655. As JMB/Owings has collected a sufficient amount of the purchaser's initial investment in accordance with SFAS #66 at March 31, 1995, the joint venture adopted the installment method for recognition of the remaining deferred gain. JMB/Owings recognized $1,522,542 of deferred gain and $1,319,979 of interest income in the nine months ended September 30, 1995, of which the Partnership's share is $761,271 and $659,990, respectively.

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

     (d)  JMB/125

     On November 15, 1994, JMB/125 and certain affiliates of Olympia & York Developments, Limited ("O&Y") reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y Partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage indebtedness and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains is $31,743,006 and $26,678,693 for financial reporting and Federal income tax purposes, respectively, although no sales proceeds have been received or are expected to be received.

     The promissory note received by JMB/125 has been fully reserved for by JMB/125 due to the uncertainty of the collectibility of the note. In October 1995, the O&Y affiliate that is the maker of the promissory note filed for protection from creditors under Chapter 11 of the Bankruptcy Code.

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

     The purchaser paid $24,075,000 (before prorations) at closing, of which $23,403,994 was used to retire the mortgage note secured by the property and the balance representing the deemed sale price of the Partnership's interest in Eastridge. The Partnership received net proceeds (before prorations) of $671,006 on June 30, 1995. As a result of the sale, the Partnership recognized a gain of $6,275,248 for financial reporting purposes and expects to recognize a gain of approximately $9,000,000 for Federal income tax purposes in 1995.

(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                   September 30,
                                           1995         1994           1995
                                         -------       ------      -------------
Property management and
  leasing fees . . . . . . . . . .       $60,044      612,061        1,237,201
Insurance commissions. . . . . . .          --         56,692            --
Reimbursement (at cost) for
 out-of-pocket expenses. . . . . .        12,702      138,191            --
                                         -------      -------        ---------
                                         $72,746      806,944        1,237,201
                                         =======      =======        =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were $156,236 for the nine months ended September 30, 1995 and $190,534 for the year ended December 31, 1994, all of which have been paid as of September 30, 1995. In addition, fees for such salaries and direct expenses deferred as of December 31, 1993 of $864,110 in the aggregate for the years ended December 31, 1992, 1991, 1990, 1989 and 1988 were paid to the Corporate General Partner and its affiliates in July 1994.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     The General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $1,913,077 (approximately $4 per Interest) through September 30, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $675,876 for the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


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

     In December 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis other than for the 260 Franklin office building. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party (see note 6). All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


(11)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper, JMB/Piper II, JMB/900, South Tower and JMB/Owings, for the nine months ended September 30, 1995 and 1994 and for JMB/125 for the nine months ended September 30, 1994 is as follows:

                                                   1995             1994
                                               -----------      -----------
 Total income of
   properties. . . . . . . . . . . . .         $78,447,742      103,621,998
                                               ===========      ===========
 Operating loss of
   ventures. . . . . . . . . . . . . .         $ 4,462,888       43,138,503
                                               ===========      ===========
 Partnership's share
   of loss . . . . . . . . . . . . . .         $ 2,091,662       13,935,633
                                               ===========      ===========


(12)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $10,249,000. Such funds and short-term investments of approximately $452,000 are available for the Partnership's share of leasing costs and capital improvements, and the Partnership's share of operating deficits currently being incurred at Springbrook Shopping Center as well as distributions to partners and working capital requirements, including the Partnership's share of potential future deficits and financing costs at certain other of the Partnership's investment properties. Anticipated deficits for 1995 including those for expected tenant improvement and other lease inducement costs at the 260 Franklin office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The joint venture that owns the 260 Franklin office building is seeking a further modification and extension to its mortgage loan to reduce anticipated deficits in future years. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain state income tax withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,127,669 (approximately $5 per interest) through September 30, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. An affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 (included in the aggregate amount above) for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be. These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994. In December, 1994, the Partnership paid $3,422,391 of previously deferred management and leasing fees to an affiliate of the General Partners. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis other than for the 260 Franklin office building. Reference is made to Note 10 relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $2,121,000 for leasing costs and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $3,029,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, through an existing obligation of a seller (or its affiliate) to fund deficits at the Woodland Hills investment property, and through the sale or refinancing of such investments (in June 1995, the Partnership received proceeds from the sale of its interest in the Eastridge Mall as discussed below), as well as cash and short-term investments currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to existing loan modifications or are currently experiencing deficits as discussed below.

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

     Piper Jaffray Tower

     At the Piper Jaffrey Tower, occupancy increased slightly to 98% during the quarter, up from 97% at the end of the second quarter.

     The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations. During the fourth quarter of 1993, the joint venture finalized a lease amendment with Popham, Haik, Schnobrich & Kaufman, Ltd. (104,843 square feet). The amendment provides for the extension of the lease term from February 1, 1997 to January 31, 2003 in exchange for a rent reduction effective February 1, 1994. In addition, the tenant has leased an additional 10,670 square feet effective August 1, 1995. The rental rate on the expansion space approximates market, which is significantly lower than the reduced rental rate on the tenant's current occupied space.

     During the second quarter of 1994, Piper Jaffray, Inc. (275,758 square feet) agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995 into space previously leased to tenants whose leases expire just prior to the effective dates for Piper's expansions. The expansion space lease expiration date will be coterminous with Piper's existing lease expiration date of March 2000 and the net effective rental rate approximates market.

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow generated by the property in 1992, 1993 and 1994 totalled $923,362, $1,390,910 and $353,251, respectively. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used, plus interest earned thereon, for future leasing costs as approved by the lender to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6)) has agreed to defer receipt of its management fee until a later date. As of September 30, 1995, the manager has deferred approximately $2,832,000 of management fees ($2,357,000 of which represents fees deferred through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to
Note 3(g) for further discussion of this investment property.

     160 Spear Street Building

     As more fully discussed in Note 4(b)(iii), effective February 1992, the venture reached an agreement with the lender to reduce the current debt service payments and to extend the loan, which was scheduled to mature on December 10, 1992, to February 10, 1999. Additionally, tenant leases comprising approximately 69% of the building have expired or are scheduled to expire in 1995. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership has decided not to commit any significant additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote. The venture approached the lender regarding an additional modification to the loan. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995 and in August 1995, reached an agreement whereby title of the property will be transferred to the lender in January 1996. Additionally, all cash flow from the property is now deposited in a lockbox controlled by the lender until title is transferred.

This will result in the Partnership no longer having an ownership interest in the property, which will result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Therefore, the mortgage note has been classified at September 30, 1995 as a current liability in the accompanying consolidated financial statements.

     125 Broad Street Building

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Limited ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
As of December 31, 1994, the promissory note received by JMB/125 has been fully reserved due to the uncertainty of the collectibility of the note.
In October 1995, the O&Y affiliate that is the maker of the note filed for protection under Chapter 11 of the Bankruptcy Code.

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

     The O&Y partners failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y had agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement.
Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire $43,500,000 of rent offset by J&H and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $3,858,039 for the nine months ended September 30, 1994 and is included in the Partnership's share of loss from operations of unconsolidated ventures.

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

The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that 260 Franklin establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements which are the primary components of the anticipated operating deficits noted above with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $1,328,000 at September 30, 1995. The effective rental rates achieved on renewals and expansions of leases and those achieved on or to be achieved in re-leasing of vacant space are substantially below the rates received under previous leases for the same space. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. Approximately 63,000 square feet of this space has been leased subsequent to the end of the second quarter. It is anticipated that there would be significant costs related to releasing the remaining space for which leases expire in 1995. In addition, the long-term mortgage loan matures January 1, 1996. The joint venture has commenced discussions with the lender regarding an additional modification or extension of the loan, however, there can be no assurance that the joint venture will be able to obtain any modification or extension. If 260 Franklin is unable to refinance or extend all or substantially all of the mortgage loan, the Partnership may decide not to commit any significant additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     During the quarter, occupancy of this building remained at 96%. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 8% of the buildings leasable square footage) of leased space expires in 1995 and 1996. The manager has signed a long-term lease with Zweig Advisors, Inc. to occupy 25,900 square feet (approximately 5% of the building's leasable square footage) of this space upon the existing lease expiration on March 1, 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. In addition, net cash flow after debt service and capital will be paid into an escrow account controlled by the lender to be used by the property joint venture for the payment of real estate taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can repay itself, out of first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension. As of September 30, 1995, approximately $1,300,000 of these amounts have been repaid to the joint venture (of which the Partnership's share is approximately $867,000). During April and July 1995, the Partnership deposited approximately $1,300,000 and $1,200,000, respectively, (representing cash flow generated by the property during the first quarter and second quarter, respectively), into escrow under the terms of the loan extension, for the repayment of real estate taxes.

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, which originally leased approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture has entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts which would have been due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of September 30, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership's share of distributions from the joint venture for 1992 and 1993 were insufficient to cover the debt service on the promissory note secured by the Partnership's interest in the joint venture. Such shortfall was due to rental concessions granted to facilitate leasing of space taken back in 1992 from the two tenants noted above and the expansion of one of the other major tenants in the building. The property produced cash flow and distributed approximately $3,926,000 to the Partnership in 1994.

     The mortgage note secured by the property (with a balance of $194,582,781 as of September 30, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $227,500 and $2,015,000 as of December 31, 1994 and September 30, 1995, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through September 1, 1995 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event, would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. The property did not sustain any significant damage as a result of the January 1994 earthquake in southern California. Reference is made to Notes 3(h) and 4(a)(vii).

     RiverEdge Place Building

     The RiverEdge Place Building was 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership indicating that they were experiencing financial difficulties. On June 23, 1992, the Partnership reached an agreement with the Bank and received cash and U.S. Government securities valued at $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage loan secured by the RiverEdge Place Building and the Partnership continues to negotiate with the lender to restructure the mortgage note with a current outstanding balance of $18,166,294 in order to reduce operating deficits anticipated as a result of the over-lease buy-out. In connection with the Partnership's negotiations with the lender, the Partnership ceased making debt service payments effective July 1, 1992. The property has generated positive cash flow of approximately $3,940,000 and $2,836,000 as of September 30, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's negotiations for mortgage note restructuring are not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of September 30, 1995, the amount of principal and interest payments in arrears is approximately $12,401,000. The mortgage note has been classified at September 30, 1995 and December 31, 1994 as a current liability in the accompanying consolidated financial statements. Additionally, the tenant lease with First American Bank for approximately 120,000 square feet has been assigned to and assumed by SouthTrust Bank of Georgia in connection with that bank's acquisition of most of the remaining assets of First American Bank. Effective August 1, 1992, the Partnership restructured the lease with SouthTrust Bank of Georgia reducing the tenant's space to approximately 92,000 square feet, as well as, reducing the effective rent on the retained space in exchange for an extension of the lease term from April, 1994 to July, 2002. The restructuring of SouthTrust Bank's lease reduced the occupied space of the RiverEdge Place Building from 96% to 85% at that time. The Partnership is actively pursuing replacement tenants for the building's vacant space including the space taken back from the SouthTrust lease restructuring.

     21900 Burbank Building

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in southern California on January 17, 1994. The Partnership spent approximately $124,000 for repairs in 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. In April 1995, the city notified the Partnership that pursuant to such ordinance, it must file a report stating the repairs which need to be made to comply with the ordinance within six months and must implement such contemplated repairs within approximately two years of the city's review of such report. The cost of such repairs, was estimated to be approximately $1,000,000 which has been reflected in the accompanying consolidated financial statements as of September 30, 1995 and December 31, 1994. In August 1995, the Partnership completed its inspection of the building and filed its report with the city. The inspection concluded that fewer of the building's moment connections are likely to require repair under the ordinance than originally anticipated. Accordingly, the cost of such additional repairs is expected to be approximately $100,000. No additional repair work has commenced as of the date of this report and the Partnership will not commit any additional funds for such repairs. Although the property produced cash flow to the Partnership in 1993 and 1994, there is uncertainty as to future cash flow as a result of the anticipated repairs discussed above and the substantial amount of tenant space (approximately 80% of the building) under leases that are scheduled to expire during 1995 and 1996. Most of the tenant space expiring in 1995 and 1996 is occupied by two tenants. The Partnership has been successful in renewing the lease of one of the two tenants occupying 37,864 square feet (approximately 43% of the building) at a lower effective rental rate. The other tenant occupying 32,348 square feet (approximately 36% of the building) has indicated they will not be renewing their lease at the property. The tenant will temporarily remain in occupancy at the property (likely until December 1995) and continues to pay rent on a month-by-month basis subsequent to their lease expiration of June 30, 1995 at a lower effective rental rate. Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to the continued recession in southern California. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon re-leasing will result in a decrease in cash flow from operations over the near term.

     The Partnership has approached the lender regarding a modification of the loan (scheduled to mature December 1, 1996) due to the anticipated repair and re-leasing costs expected to be incurred at the property. The lender has indicated that it is not willing to provide such a modification and has notified the Partnership of its default under certain provisions of the loan agreement. The Partnership does not believe it was in default as of September 30, 1995 and was current with respect to debt service payments on the loan as of such date. However, the Partnership has decided not to commit additional amounts to the property and has ceased making debt service payments commencing with the November 1995 payment. As a result, the lender will likely realize upon its security interest in the property in late 1995 or early 1996. This will result in the Partnership no longer having an ownership interest in the property, and will likely result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. Therefore, the mortgage note has been classified at September 30, 1995 as a current liability in the accompanying consolidated financial statements.

     NewPark Associates

     The mortgage note secured by the NewPark Mall in the principal amount of approximately $49,000,000 was scheduled to mature November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995 at which time a final balloon payment will be due. The mortgage loan can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. Separately, the joint venture has a commitment letter from a different institutional lender to refinance the entire principal amount. However there can be no assurance that the joint venture will be able to obtain such an extension or refinancing. Reference is made to Note 3(d).

     California Plaza

     The property produced cash flow in 1994, however, as discussed below, net cash flow is being escrowed pursuant to a loan modification. Effective March 1, 1993, the joint venture ceased making the scheduled debt service payments on the mortgage loan secured by the property which was scheduled to mature on January 1, 1997. Subsequently, the Partnership made partial debt service payments based on cash flow of the property through December, 1993 when an agreement was reached with the lender to modify the loan on December 22, 1993. As more fully discussed in Note 4(a)(vi), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of September 30, 1995). In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 as a lease amendment fee in June 1995 and will guaranty the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will remain obligated for lease payments on approximately 55,000 square feet on the third and seventh floors under its original lease terms. They are currently attempting to sub-lease a portion of this space. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and is being be used to pay for leasing costs associated with the Maxis lease (the unused balance of $229,875 is included in accounts payable in the accompanying consolidated financial statements as of September 30, 1995), and (iii) $628,700 was placed into the existing reserve account.

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

     In connection with this agreement, at closing the Partnership paid the unaffiliated manager a partial settlement of $400,000 and has estimated the remaining contingent liability to be $360,000. The Partnership began making monthly payments of $2,500 on September 25, 1995 to the unaffiliated manager which will continue for two years as part of this agreement (such payments are included in the $360,000 estimate). This contingent liability is recorded as other current liabilities and other liabilities in the accompanying consolidated financial statements.

     Springbrook Shopping Center

     In October 1993, a tenant occupying 20% of the space at the Springbrook Shopping Center vacated upon expiration of its lease. The Partnership is actively pursuing replacement tenants for the vacant space, but there is no assurance that any leases will be consummated. The Partnership finalized in November of 1995 the sale of an outparcel to a major bank which resulted in sales proceeds of approximately $910,000.

     Other

     The mortgage note secured by Eastridge Mall had been scheduled to mature on October 1, 1995. On June 30, 1995, the Partnership sold its 90% limited partner interest in the property to its unaffiliated joint venture partner for $24,075,000 (before selling costs and retirement of debt) as described in Note 9(e).

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed in the nearer term), barring unforeseen economic developments.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to none of the Partnership's U.S. Government obligations being classified as cash equivalents at December 31, 1994 whereas approximately $6,900,000 of U.S. Government obligations were classified as cash equivalents at September 30, 1995. Reference is made to Note 1.

     The increase in the balance of escrow deposits and restricted securities at September 30, 1995 as compared to December 31, 1994 is primarily due to the continued escrow of excess cash flow pursuant to the loan modifications at the 260 Franklin Street Building and Cal Plaza Office Building. Such increase is partially offset by payments made from the 260 Franklin and Cal Plaza escrow accounts. Reference is made to Note 4(a). The increase in escrow deposits and restricted securities is also due to the timing of real estate tax payments and the related increase in accrued real estate taxes at certain of the Partnership's investment properties.

     The increase in other restricted securities at September 30, 1995 as compared to December 31, 1994 is due to the continued restriction of cash to be paid to the lender of the RiverEdge Place investment property. Reference is made to Note 4(a)(iv).

     The decreases in land, buildings and improvements, accumulated depreciation, and venture partners' subordinated equity in ventures at September 30, 1995 as compared to December 31, 1994 are primarily due to the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 9(e).

     The increase in deferred expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to lease commissions paid from escrow at the 260 Franklin Street Building. Reference is made to Note 4(a)(ii).

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion at September 30, 1995 as compared to December 31, 1994 is primarily due to the classification of the mortgage notes secured by the 21900 Burbank Building, 160 Spear Street Building and 260 Franklin Street Building as current liabilities at September 30, 1995. Reference is made to Note 4(a). The increase in current portion of long-term debt is partially offset by the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 9(e).

     The increase in the balance of accounts payable at September 30, 1995 as compared to December 30, 1994 is primarily due to the accrual of $229,875 of leasing costs to be paid at the Cal Plaza Office Building as discussed in Note 3(e) and the timing of payment of certain expenses at the 260 Franklin Street Building and 160 Spear Street Building. Such increase is partially offset by the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 9(e).

     The increase in accrued interest payable at September 30, 1995 as compared to December 31, 1994 is primarily due to the accrual of approximately $1,900,000 in 1995 of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and the accrual of approximately $2,015,000 in 1995 of unpaid interest on the promissory note secured by the Partnership's interest in the South Tower venture. Reference is made to Note 4(a).

     The decrease in notes payable at September 30, 1995 as compared to December 31, 1994 is due to the June 1995 $70,701 principal payment on promissory notes related to the California Plaza office building.
Reference is made to Note 8.

     The increase in the balance of deferred income at September 30, 1995 as compared to December 30, 1994 is due to the receipt of a $2,745,058 (before amortization) lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the Cal Plaza Office Building. Reference is made to Note 3(e).

     The decreases in rental income, mortgage and other interest, depreciation, and property operating expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are primarily due to the sale of the Villa Solana Apartments on March 23, 1994, the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994, the sale of the 9701 Wilshire Building on October 6, 1994 and the sale of the Partnership's 90% interest in the Eastridge Mall Venture on June 30, 1995. Reference is made to Notes 4(a)(i), 9(a), 9(c) and 9(e).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.

     The increase in general and administrative expenses for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 10.

     The decrease in the Partnership's share of loss from unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the JMB/125's unaffiliated venture partner in November 1994. The decrease for nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is also due to a lease termination fee of $1,600,000 received at the Wells Fargo office building in 1995. Reference is made to Notes 3(f), 3(h) and 9(d).

     The $7,036,520 gain on sale of interests in ventures for the nine months ended September 30, 1995 relates to the recognition of $761,272 of gain from the sale of the Partnership's interest in the Owings Mills Limited Partnership and $6,275,248 of gain from the sale of the Partnership's interest in the Eastridge Development Company, Limited Partnership on June 30, 1995. Reference is made to Notes 9(b) and 9(e).

     The $2,074,603 gain on sale or disposition of investment properties for the nine months ended September 30, 1994 relates to the recognition of $1,418,043 of gain from the lender obtaining legal title to the Park at Countryside Apartments and $656,560 of gain from the sale of the Villa Solana Apartments. Reference is made to Notes 4(a)(i) and 9(a).

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The lender of the mortgage note agreed to refrain from exercising its rights and remedies under the loan documents through September 1, 1995 (the lender is considering an extension of such agreement). The 160 Spear Street venture ceased making its monthly debt service payments effective June 1, 1995. In August 1995, the venture reached an agreement whereby title of the 160 Spear Street investment property will be transferred to the lender in January 1996. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. Also, the lender for the mortgage note secured by the 21900 Burbank Building has notified the Partnership of its default under certain provisions of the loan
agreement.   The Partnership does not believe it was in default as of
September 30, 1995. However, the Partnership has decided not to commit additional amounts to the property and has ceased making debt service payments commencing with the November 1995 payment. Reference is made to Notes 4(a)(iii), 4(a)(iv), 4(a)(vii) and 4(a)(viii) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of those investment properties in Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for discussions of such loan defaults, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                               1994                                  1995
                                            --------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
 1. 900 Third Avenue Building
     New York, New York. . . . . . . .     94%         94%         94%         94%      94%       96%      96%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . . .     99%         99%         98%         98%      97%       97%      97%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . . . . . . . . . . .     87%         88%         89%         89%      88%       88%      88%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California . . . . .     97%         97%         97%         96%      96%       96%      96%
 5. Eastridge Mall
     Casper, Wyoming . . . . . . . . .     91%         92%         92%         91%      92%       N/A      N/A
 6. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     89%         98%        100%         99%      99%       99%      99%
 7. Park at Countryside
     Apartments
     Port Orange (Daytona Beach),
     Florida . . . . . . . . . . . . .     98%         N/A         N/A         N/A      N/A       N/A      N/A
 8. 160 Spear Street Building
     San Francisco, California . . . .     91%         88%         88%         89%      89%       77%      76%
 9. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland
     Hills), California. . . . . . . .     99%        100%        100%        100%      96%       94%      96%
10. 125 Broad Street Building
     New York, New York. . . . . . . .     54%         54%         54%         N/A      N/A       N/A      N/A
11. 260 Franklin Street Building
     Boston, Massachusetts . . . . . .     99%         99%         99%         99%      99%       99%      99%

                                                               1994                                  1995
                                            --------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
12. 9701 Wilshire Building
     Beverly Hills, California . . . .     89%         89%         89%         N/A      N/A       N/A       NA
13. California Plaza
     Walnut Creek, California. . . . .     95%         99%         98%         95%      95%       94%      93%
14. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     91%         93%         91%         88%      93%       93%      93%
15. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . . . .     80%         80%         80%         81%      80%       80%      80%
16. Springbrook Shopping Center
     Bloomingdale, Illinois. . . . . .     74%         71%         71%         71%      72%       72%      70%

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

            4-E.      Forbearance agreement relating to the modification of
the mortgage loan secured by NewPark Mall dated October 1995 is filed herewith.

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

            10-KK.    Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16111) dated August 9, 1995.

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

            (b) No reports on Form 8-K have been filed for the quarter covered by this report.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995