Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1996-04-01
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                       FORM 10-K


     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995   Commission file no. 0-16111



     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
(Exact name of registrant as specified in its charter)



          Illinois           36-3314827
(State of organization)  (IRS Employer Identification No.)



900 North Michigan Ave., Chicago, IL60611
(Address of principal executive office)(Zip Code)



Registrant's telephone number, including area code 312/915-1987



Securities registered pursuant to Section 12(b) of the Act:

                             Name of each exchange on
Title of each Class           which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                   TABLE OF CONTENTS



                                              Page
                                               ----
PART I

Item 1.Business. . . . . . . . . . . . . . . .   1

Item 2.Properties. . . . . . . . . . . . . . .   8

Item 3.Legal Proceedings . . . . . . . . . . .  11

Item 4.Submission of Matters to a
       Vote of Security Holders. . . . . . . .  11


PART II

Item 5.Market for the Partnership's Limited
       Partnership Interests and Related
       Security Holder Matters . . . . . . . .  11

Item 6.Selected Financial Data . . . . . . . .  12

Item 7.Management's Discussion and
       Analysis of Financial Condition
       and Results of Operations . . . . . . .  16

Item 8.Financial Statements and
       Supplementary Data. . . . . . . . . . .  27

Item 9.Changes in and Disagreements
       with Accountants on Accounting
       and Financial Disclosure. . . . . . . .  74


PART III

Item 10.Directors and Executive Officers
       of the Partnership. . . . . . . . . . .  74

Item 11.Executive Compensation . . . . . . . .  77

Item 12.Security Ownership of Certain
       Beneficial Owners and Management. . . .  79

Item 13.Certain Relationships and
       Related Transactions. . . . . . . . . .  80


PART IV

Item 14.Exhibits, Financial Statement Schedules,
       and Reports on Form 8-K . . . . . . . .  80


SIGNATURES . . . . . . . . . . . . . . . . . .  86











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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of the remaining assets in the portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments, (reference is also made to Note 1).

     The Partnership has made the real property investments set forth in the following table:




                                         SALE OR DISPOSITION
                                           DATE OR IF OWNED
                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY            DATE OF  ORIGINAL INVESTED
    AND LOCATION (g)    SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
- -------------------------------- ------------------------------    ---------------------
1. 900 Third Avenue
     Building
     New York,
     New York. .      517,000     8/20/84         9%               fee ownership of land and
                       sq.ft.                                      improvements
                       n.r.a.                                      (through joint venture
                                                                   partnerships) (c)
 2. Piper Jaffray Tower
     Minneapolis,
     Minnesota .      723,755    12/27/84         6%               fee ownership of land and
                       sq.ft.                                      improvements (through joint
                       n.r.a.                                      venture partnerships) (c)
 3. RiverEdge Place
     Building
     Fulton County
     (Atlanta),
     Georgia . .      235,762     6/10/85         3%               fee ownership of land and
                       sq.ft.                                      improvements
                       n.r.a.
 4. Wells Fargo Center -
     IBM Tower
     Los Angeles,
     California.     1,100,000    6/28/85         18%              fee ownership of land and
                       sq.ft.                                      improvements (through a
                       n.r.a.                                      joint venture partnership)
                                                                   (c)(h)
 5. Villa Solana
     Apartments
     Laguna Hills,
     California.      272 units   8/30/85       3/23/94            fee ownership of land and
                                                                   improvements (through a
                                                                   joint venture partnership)
                                                                   (c)(e)
 6. Eastridge Mall
     Casper, Wyoming  477,019     9/10/85       6/30/95            fee ownership of land and
                       sq.ft.                                      improvements (through a
                       g.l.a.                                      joint venture partnership)
                                                                   (c)(e)


                                         SALE OR DISPOSITION
                                           DATE OR IF OWNED
                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY            DATE OF  ORIGINAL INVESTED
    AND LOCATION (g)    SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
- -------------------------------- ------------------------------    ---------------------

 7. Woodland Hills
     Apartments
     DeKalb County
     (Atlanta),
     Georgia . .      228 units   9/30/85         1%               fee ownership of land and
                                                                   improvements
 8. Park at Countryside
     Apartments
     Port Orange
     (Daytona Beach),
     Florida . .      120 units  11/27/85       5/5/94             fee ownership of land and
                                                                   improvements (through a
                                                                   joint venture partnership)
                                                                   (c)(k)
 9. 160 Spear Street
     Building
     San Francisco,
     California.      267,000    11/27/85         4%               fee ownership of improve-
                       sq.ft.                                      ments and ground leasehold
                       n.r.a.                                      interest in land (through a
                                                                   joint venture partnership)
                                                                   (c)
10. 21900 Burbank
     Boulevard
     Building
     Los Angeles
     (Woodland Hills),
      California       87,000    11/29/85         2%               fee ownership of land and
                       sq.ft.                                      improvements
                       n.r.a.
11. 300 East Lombard
     Building
     Baltimore,
     Maryland. .      232,000    11/29/85       9/30/91            fee ownership of improve-
                       sq.ft.                                      ments and ground leasehold
                       n.r.a.                                      interest in land (through
                                                                   joint venture partnerships)
12. Boatmen's Center
     Kansas City,
     Missouri. .      285,000    12/16/85       8/31/89            fee ownership of land and
                       sq.ft.                                      improvements (through a
                       n.r.a.                                      joint venture partnership)
                                                                   (c)(f)


                                         SALE OR DISPOSITION
                                           DATE OR IF OWNED
                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY            DATE OF  ORIGINAL INVESTED
    AND LOCATION (g)    SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
- -------------------------------- ------------------------------    ---------------------

13. 125 Broad Street
     Building
     New York,
     New York. .     1,336,000   12/31/85      11/15/94            fee ownership of improve-
                       sq.ft.                                      ments and ground leasehold
                       n.r.a.                                      interest in land (through
                                                                   joint venture partnerships)
                                                                   (c)(l)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. .      325,000    12/31/85       6/30/93            fee ownership of land and
                       sq.ft.                                      improvements (through joint
                       g.l.a.                                      venture partnerships)
                                                                   (c)(j)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts    348,901     5/21/86         8%               fee ownership of land and
                       sq.ft.                                      improvements (through a
                       n.r.a.                                      joint venture partnership)
                                                                   (c)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California.       98,721     6/17/86       10/6/94            fee ownership of land and
                       sq.ft.                                      improvements (e)
                       n.r.a.
17. California Plaza
     Walnut Creek,
     California.      368,290     6/30/86         7%               fee ownership of land and
                       sq.ft.                                      improvements (through joint
                       n.r.a.                                      venture partnerships) (c)
18. Dunwoody Crossing
     Apartments
     (Phase I, II,
     and III)
     DeKalb County
     (Atlanta),
     Georgia . .      810 units   9/18/86         4%               fee ownership of land and
                                                                   improvements (through joint
                                                                   venture partnerships)
                                                                   (c)


                                         SALE OR DISPOSITION
                                           DATE OR IF OWNED
                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY            DATE OF  ORIGINAL INVESTED
    AND LOCATION (g)    SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
- -------------------------------- ------------------------------    ---------------------

19. NewPark Mall
     Newark
     (Alameda County),
     California.      423,748     12/2/86         5%               fee ownership of land and
                       sq.ft.                                      improvements (through joint
                       g.l.a.                                      venture partnerships) (c)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois. .      189,651     7/5/89          3%               fee ownership of land and
                       sq.ft.                                      improvements
                       g.l.a.
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois1,073 spaces7/21/89       9/25/92            fee ownership of land and
                                                                   improvements



- ----------------

(a)The computation of this percentage for properties held at December
31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

(b)Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

(c)Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

(d)Not used.

(e)Reference is made to Note 7 for a description of the sale of the Partnership's interest in this property.

(f)Reference is made to Note 3(b)(i) for a description of the amount still due to the Partnership regarding a 1990 settlement reached with the former venture partners.

(g)Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning the real estate taxes and depreciation.

(h)Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

(i)Not used.

(j)The Partnership's interest in this property was sold June 30, 1993. Reference is made to Note 7 for a description of the sale of the Partnership's interest in this investment property.

(k)Not used.

(l)The Partnership's interest in this property was assigned to an affiliate of the Partnership's unaffiliated venture partner in November 1994. Reference is made to Note 7 for a description of the sale of the Partnership's interest in this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of
its significant investment properties.   Approximate occupancy levels for
the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On June 30, 1995, the Partnership sold its 90% limited partnership interest in the Eastridge Mall. The purchaser is not affiliated with the Partnership or its General Partners. Reference is made to the Partnership's report on Form 8-K (File No. 0-16111) for June 30, 1995, which description is hereby incorporated herein by reference. Reference is made to Note 7 for a further description of such transaction.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Under the terms of the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owns the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 60% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partner and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded. Reference is made to Item 7 and Notes 3(c)(iv) and 7(f) for a further discussion of this property.

     The mortgage note secured by the Wells Fargo Building and the promissory note secured by the Partnership's interest in the South Tower venture matured December 1, 1994 and are in default. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of such notes. Reference is made to Item 7 and Notes 3(c)(iii) and 4(b)(vii).

     The mortgage note secured by the 160 Spear Street investment property was in default as of December 31, 1995. In January 1996, the lender realized upon its mortgage security interest and took title to the property. Reference is made to Note 4(b)(iii).



     The mortgage note secured by the 21900 Burbank investment property was in default as of December 31, 1995. In March 1996, the lender realized upon its mortgage security interest and took title to the property. Reference is made to Note 2(c).

     Reference is made to Note 9 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1995.

     The Partnership has certain personnel performing on-site duties at some of its properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                               1994                    1995
                                     --------------------------------------------------
                                          At    At    At   At    At    At    At    At
                       Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                       ----------------------  ----  ---------  ----  ---- ----- -----
 1. 900 Third Avenue Building
     New York, New YorkLegal Services/
                       Detective Agency/
                       Insurance          94%   94%   94%  94%   94%   96%   96%   97%
 2. Piper Jaffray Tower
     Minneapolis, MinnesotaLegal/Advertising/
                       Financial Services 99%   99%   98%  98%   97%   97%   98%   98%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . .   Banking            87%   88%   89%  89%   88%   88%   88%   89%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles,
     California. . .   Business Informa-
                       tion Systems/
                       School District/
                       Legal Services     97%   97%   97%  96%   96%   96%   96%   95%
 5. Eastridge Mall
     Casper, Wyoming   Retail             91%   92%   92%  91%   92%   N/A   N/A   N/A
 6. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia . . . .   Apartments         89%   98%  100%  99%   99%   99%   99%  100%
 7. 160 Spear Street Building
     San Francisco,
     California. . .   Public Utility/
                       Government/
                       Insurance          91%   88%   88%  89%   89%   77%   76%   56%
 8. 21900 Burbank Boulevard
     Building
     Los Angeles
     (Woodland Hills),
     California. . .   Insurance/
                       Financial Services 99%  100%  100% 100%   96%   94%   96%   96%
 9. 260 Franklin Street
     Building
     Boston, MassachusettsFinancial Services99% 99%   99%  99%   99%   99%   99%   99%
10. California Plaza
     Walnut Creek,
     California. . .   Manufacturing/
                       Public Utility     95%   99%   98%  95%   95%   94%   93%   90%


                                               1994                    1995
                                     --------------------------------------------------
                                          At    At    At   At    At    At    At    At
                       Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                       ----------------------  ----  ---------  ----  ---- ----- -----
11. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . .   Apartments         91%   93%   91%  88%   93%   93%   93%   91%
12. NewPark Mall
     Newark (Alameda County),
     California. . .   Retail             80%   80%   80%  81%   80%   80%   80%   80%
13. Springbrook
     Shopping Center
     Bloomingdale (Chicago),
     Illinois. . . .   Retail             74%   71%   71%  71%   72%   72%   70%   66%

- --------------------

     Reference is made to Item 6, Item 7 and to Note 9 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property, or Partnership's interest in the property was sold and was not owned by the Partnership at the end of the quarter.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings. Reference is made to Note 3(c)(ii) for a discussion of certain litigation involving the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1994.



                        PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 41,869 record holders of Interests in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to
Item 6 below for a discussion of cash distributions made to the Limited
Partners.



ITEM 6.  SELECTED FINANCIAL DATA
                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                     DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                      1995        1994          1993       1992         1991
                 -------------------------- ----------------------- ------------
Total income . . .$ 45,415,094  53,107,469   55,288,244  64,499,133   60,718,299
                  ========================  =========== ===========  ===========

Operating loss . .$(15,974,642)(16,770,041) (27,390,383)(37,863,307) (20,060,387)
Partnership's share of loss
 from operations of uncon-
 solidated ventures (6,484,175)(15,190,416) (31,617,778)(24,576,481) (15,887,646)
Venture partners' share of
 loss from ventures'
 operations. . . .   2,528,102   2,235,151    2,866,514   3,678,862    3,432,757
                  ------------------------  ----------- -----------  -----------

Net operating loss (19,930,715)(29,725,306) (56,141,647)(58,760,926) (32,515,276)
Gain on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $823,609 in 1994)6,785,025   3,597,347        --        506,446        --
Gain on sale or disposi-
 tion of interests
 in unconsolidated
 ventures. . . . .     856,751  31,743,006    2,856,567       --       9,041,533
                  ------------------------  ----------- -----------  -----------
Income (loss) before
 extraordinary item(12,288,939)  5,615,047  (53,285,080)(58,254,480) (23,473,743)
Extraordinary item       --          --           --          --       1,014,538
                  ------------------------  ----------- -----------  -----------

Net income (loss).$(12,288,939)  5,615,047  (53,285,080)(58,254,480) (22,459,205)
                  ========================  =========== ===========  ===========


                      1995        1994          1993       1992         1991
                 -------------------------- ----------------------- ------------
Net income (loss)
 per Interest (b):
  Net operating loss$     (43.12)   (64.31)     (121.46)    (127.13)      (70.35)
  Net gain on sale
   or disposition
   of investment
   properties. . .       17.05        8.03        --           1.13        --
  Gain on sale or
   disposition of
   interests in uncon-
   solidated ventures     --         70.83         6.37       --           20.17
  Extraordinary item      --         --           --          --            2.20
                  ------------------------  ----------- -----------  -----------
Net income (loss).$     (26.07)      14.55      (115.09)    (126.00)      (47.98)
                  ========================  =========== ===========  ===========

Total assets . . .$301,007,974 327,662,913  371,886,177 414,132,574  473,874,338
Long-term debt . .$108,528,346 246,148,319  237,811,558 305,589,971  306,150,647
Cash distributions
 per Interest (c).$       8.09        5.00          .55         .50         4.25
                  ========================  =========== ===========  ===========

- -------------

(a)The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(b)The net income (loss) per Interest is based upon the number of Interests outstanding at the end of the period (443,717).

(c)Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
- --------

Wells Fargo Centera)The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                        Avg. Annual
                                          NRF           Base Rent Per
                  December 31,       Occupancy Rate     Square Foot (1)
                  ------------       --------------     ---------------

                       1991. . . . .      96%              31.84
                       1992. . . . .      98%              29.11
                       1993. . . . .      98%              30.66
                       1994. . . . .      96%              32.46
                       1995. . . . .      95%              34.32

            (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                  Base Rent   Scheduled LeaseLease
            b)     Significant Tenants Square FeetPer Annum   Expiration DateRenewal Option(s)
                   ------------------- --------------------   --------------------------------

                   International Business305,934  $21,596,668 12/1998       N/A
                   Machines Corporation           (1)
                   (1)

                   Los Angeles Unified
                   School District (1) 273,559    $ 1,584,171 3/2002        N/A
                                                  (1)

            (1)    In March 1995, the Venture entered into a seven year direct lease with the Los
Angeles Unified School District ("LAUSD") for a portion of the space formerly occupied by International Business
Machines Corporation ("IBM").  In addition, IBM is obligated to reimburse the Venture for any shortfalls between amounts collected under the LAUSD lease and amounts due under the IBM lease through December 1998.  Base rent per annum for IBM includes reimbursement of shortfalls for 1995.


            c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at Wells Fargo Center:

                                                               Annualized     Percent of
                                  Number of     Approx. Total  Base Rent      Total 1995
                   Year Ending    Expiring      NRF of Expiringof Expiring    Base Rent
                   December 31,   Leases        Leases (1)     Leases         Expiring
                   ------------   ---------     --------------------------    ----------

                   1996             8              85,551      2,203,129        6.1%
                   1997             4              19,514        721,067        2.0%
                   1998            20             357,610     13,960,469       38.8%
                   1999            --               --             --            --
                   2000             2                 660         14,100        .03%
                   2001             2              28,810        886,698        2.5%
                   2002            14             283,231      8,177,848       22.7%
                   2003             8              68,700      2,014,080        5.6%
                   2004             3              15,016        346,404        1.0%
                   2005             2              29,581        668,084        1.9%

            (1)    Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


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

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $15,045,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of costs relating to the Cal Plaza Office Building out of funds received from the settlement of litigation with its general contractor (approximately $1,100,000), the Partnership's share of leasing costs and capital improvements for its investment properties, and the operating deficits currently being incurred at Springbrook Shopping Center as well as for working capital requirements, including the Partnership's share of potential future deficits and financing costs at certain other of the Partnership's investment properties. Anticipated deficits for 1996, including those for expected tenant improvement and other lease inducement costs, at the 260 Franklin office building are expected to be paid out of the joint venture's restricted reserve account. The joint venture that owns the 260 Franklin office building, is seeking a further modification and extension to its mortgage loan to reduce anticipated deficits in future years as discussed below. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain withholding requirements) to the Limited and General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,127,669 (approximately $5 per Interest) through December 31, 1995, pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. An affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 (included in the aggregate amount above) for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be. These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis other than for the 260 Franklin office building. Reference is made to Note 11 relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.



     The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $5,054,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $6,757,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements and distributions is expected to be primarily through net cash generated by the Partnership's investment properties, and through the sale or refinancing of such investments (in June 1995, the Partnership received proceeds from the sale of its interest in the Eastridge Mall; in November 1995, the Partnership received proceeds from the sale of an outparcel at Springbrook Mall and in December 1995, the Partnership received proceeds from the refinancing of NewPark Mall as discussed below) as well as cash and certain escrowed accounts currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications or are currently experiencing deficits. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     The mortgage note secured by Eastridge Mall had been scheduled to mature on October 1, 1995. On June 30, 1995, the Partnership sold its 90% limited partner interest in the property to its unaffiliated joint venture partner for $24,075,000 (before selling costs and retirement of debt) as described in Note 7(a).

     Piper Jaffray Tower

     Occupancy at the property remained at 98% at the end of 1995. The Minneapolis office market remains competitive due to the significant amount of new office building developments, which has caused effective rental rates achieved at Piper Jaffray Tower to be below expectations.

     Pursuant to the modification of the mortgage loan made in August 1992, to the extent the investment property generates cash flow after payment of fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, the excess cash flow generated under this agreement was $464,178 which is expected to be remitted to the lender during the second quarter of 1996. The mortgage note provides for the lender to earn a minimum internal rate of return which increases over the term of the note. Accordingly, for financial reporting purposes, interest expense has been accrued at a rate of 13.59% per annum which is the estimated minimum internal rate of return per annum assuming the note is held to maturity. On a monthly basis, the venture deposits the property management fee into an escrow account to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner) through November 1994 (see Note 11) has agreed to defer receipt of its management fee until a later date. As of December 31, 1995, the manager has deferred approximately $2,538,000 of management fees ($1,839,000 of which represents deferred fees due to affiliates through November 1994). In order for the Partnership to share in future net sale or refinancing proceeds, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the property. Reference is made to Note 3(c)(i) for further discussion of this investment property.



     160 Spear Street Building

     Title to the property was transferred to the lender in January 1996. Tenant leases comprising approximately 69% of the building expired in 1995.

Lease renewals and new leases were expected to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases were expected to require expenditures for lease commissions and tenant improvements prior to occupancy. As a result, the Partnership decided not to commit any additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote. The venture approached the lender regarding an additional modification to the loan. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995, and in August 1995, reached an agreement whereby all cash flow from the property was deposited in a lockbox controlled by the lender until title was transferred to the lender on January 25, 1996. As a result, the Partnership no longer has an ownership interest in the property, which will result in the Partnership recognizing a net gain for financial reporting and a gain for Federal income tax purposes with no corresponding distributable proceeds in 1996. The mortgage note has been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.

     125 Broad Street Building

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. JMB/125 expects to file a claim in the bankruptcy action as an unsecured creditor. There is no assurance that JMB/125 will recover any amounts payable under the promissory note. The promissory note has been fully reserved due to the uncertainty of the collectibility of the note.

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. The Partnership believed that these adverse market conditions and the negative impact on effective rental rates would continue over the next several years. The depressed market in downtown Manhattan had significantly affected the 125 Broad Street Building as the occupancy had decreased to 66% at the date of assignment. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. The low effective rental rates coupled with the lower occupancy during the releasing period were expected to result in the property operating at a significant deficit in 1995 and for the next several years.



     260 Franklin Street Building

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. The property is currently expected to operate at a deficit for 1996 and for several years thereafter. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in Note 4(b), and accordingly, such fees and commissions remained unpaid. In 1996, the leases of tenants occupying approximately 93,000 square feet (approximately 27% of the property) at the 260 Franklin Street Building expired. It is anticipated that there will be significant costs related to releasing this space. In addition, as the long-term mortgage loan in the principal amount of approximately $75,000,000 matured January 1, 1996, 260 Franklin as of such date began resubmitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin is also marketing the property for sale. However, there can be no assurance that the joint venture will be able to sell the property or to obtain any modification or refinancing. If 260 Franklin is unable to sell the property or to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 Third Avenue Building

     Occupancy of this building increased to 97% at the end of 1995. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 9% of the building's leasable square footage) of leased space expires in 1996. The manager has signed a long term lease with Zweig Advisors, Inc. to occupy 25,900 square feet (approximately 5% of the building's leasable square footage) of this space upon the existing lease expiration on March 1, 1996. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period. In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which was scheduled to mature on December 1, 1994. In addition, net cash flow after debt service and capital (as defined) will be paid into an escrow account controlled by the lender to be used by the property joint venture for the payment of property taxes and for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space).

To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension (approximately $3,229,000). As of the date of this report, approximately $1,529,000 has been repaid to the joint venture (of which the Partnership's share is approximately $500,000).

     Wells Fargo Center

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a high vacancy rate of approximately 25% in the marketplace.

     The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on releasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. In 1992, two major law firm tenants occupying approximately 11% of the building's space approached the joint venture indicating that they were experiencing financial difficulties and desired to give back a portion of their leased space in lieu of ceasing business altogether. The joint venture reached agreements which resulted in a reduction of the space leased by each of these tenants. Also, a major tenant, IBM, leasing approximately 58% of the tenant space in the Wells Fargo Building, is sub-leasing a portion of its space which is scheduled to expire in December 1998. In addition, the joint venture entered into a seven year direct lease with the Los Angeles United School District ("LAUSD") for approximately one-half of IBM's space with occupancy beginning March 1, 1995. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the IBM lease and the LAUSD lease. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of December 31, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain.

     The mortgage note secured by the property (with a balance of $197,443,146 and accrued interest of approximately $2,139,000 as of December 31, 1995), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $2,697,500 as of December 31, 1995) matured December 1, 1994. The joint venture has been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture reached an agreement with the lender of the mortgage note whereby the lender has refrained from exercising its rights and remedies under the loan documents through March 1996 while the joint venture continued to negotiate an extension or refinancing of the note with such lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. Additionally, the Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such intent would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. In view of, among other things, current and anticipated market and leasing conditions affecting the property, including uncertainty regarding the amount of space, if any, which IBM will renew when its lease (approximately 306,000 square feet) expires in December 1998, the South Tower Venture, as a matter of prudent accounting practice, recorded a provision for value impairment of $67,479,871 (of which $20,035,181 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of August 31, 1993, was recorded to reduce the net carrying value of the Wells Fargo Center to the then outstanding balance of the related non-recourse debt. Reference is made to Notes 2, 3(c)(iii) and 4(b)(vi).

     RiverEdge Place Building

     The RiverEdge Place Building was originally 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. As the Bank and its affiliate were experiencing significant financial difficulties on June 23, 1992, the Partnership accepted $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage secured by the RiverEdge Place Building. The Partnership ceased making debt service payments effective July 1, 1992, and continues to seek to restructure the mortgage note with a current balance of $18,166,294 in order to reduce operating deficits resulting from the over-lease buy-out. The property has generated positive cash flow of approximately $3,980,000 and $2,836,000 as of December 31, 1995 and December 31, 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's attempt for mortgage note restructuring is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of December 31, 1995, the amount of principal and interest in arrears is approximately $13,355,000. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements. The RiverEdge Place Building is currently 89% occupied. The Partnership is pursuing tenants for the building's remaining vacant space.

     21900 Burbank Building

     In March 1996, the lender realized upon its security and took title to the property as discussed below.

     The 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in Southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900 Burbank Building. The Partnership was unable to make a complete determination of the requirements to comply with the ordinance at the time of the issuance of the Partnership's 1994 consolidated financial statements. It was estimated at that time that the cost of compliance with the ordinance could be approximately $1 million, which was reflected as property operating expenses in the 1994 consolidated financial statements.



     During April 1995, the Partnership received notice from the City which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, it was estimated that the cost of making the necessary repairs would be approximately $100,000. No amounts were paid prior to the lender taking title to the property. Accordingly, property operating expenses recorded in 1994 of $1 million have been reversed in the Partnership's 1995 consolidated financial statements.

     The Partnership approached the lender during 1995 regarding a modification of the loan (scheduled to mature December 1, 1996) due to the anticipated repair and re-leasing costs expected to be incurred at the property. The lender was not willing to provide such a modification and notified the Partnership of its default under certain provisions of the loan agreement. The Partnership decided not to commit additional amounts to the property and ceased making debt service payments commencing with the November 1995 payment. As a result, the lender realized upon its security interest in the property in March 1996. This resulted in the Partnership no longer having an ownership interest in the property, and will result in a net gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds in 1996. The mortgage note with a balance and accrued interest of $11,668,754 and $291,937, respectively, has been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.

     NewPark Associates

     In December 1986, the Partnership, through the JMB/NewPark joint venture partnership, acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall. JMB/NewPark invested $32,500,000 for its 50% interest in NewPark Associates. In December 1995, the developer transferred its interest in NewPark Associates to a new venturer which is affiliated with the developer.

     The NewPark Mall secures a mortgage note payable in the principal amount of $50,620,219 that was originally due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest were due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995. Interest on the note payable accrued at 8.75% per annum. On December 21, 1995, NewPark Associates obtained a new mortgage loan with an institutional lender. The new mortgage loan in the principal amount of $60,000,000 is due on December 31, 2000. The loan provides for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrues at 7.15% per annum.

     A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable. The Partnership's share of net refinancing proceeds (after payment of the previous mortgage note payable and costs and fees relating to the refinancing) was $4,815,000.

     California Plaza

     Due to operating deficits in 1993, the Partnership modified the loan secured by the property on December 22, 1993. As more fully discussed in
Note 4(b)(v), the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined). The venture also funded $500,000 into a reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of December 31, 1995).


     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 as a lease amendment fee in June 1995 and guaranteed the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will remain obligated for lease payments on approximately 55,000 square feet under its original lease terms and is currently attempting to sub-lease a portion of this space. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and was being used to pay for leasing costs associated with the Maxis lease, and (iii) $628,700 was placed into the existing reserve account.

     In 1995, the venture received approximately $1,410,000 in full settlement from a lawsuit filed with Dillingham, the general contractor of the property, and several of the subcontractors ($150,000 was received in 1994). The funds will generally be used for necessary building repairs.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the California investment property, the Partnership made, as a matter of prudent accounting practice, a provision for value impairment of California Plaza at June 30, 1993 of $2,166,799 (which included $1,558,492 relating to the venture partner's deficit investment balance at that date). Such provision reduced the net carrying value of the investment property to the then outstanding balance of the related non-recourse mortgage note. Reference is made to Notes 1 and 4(b)(v).

     Springbrook Shopping Center

     The Springbrook Shopping Center is currently 88% occupied. The Partnership is pursuing replacement tenants for the vacant space, but there is no assurance that any leases will be consummated. In addition, a lease for approximately 24,000 square feet (approximately 13% of the total space) in the shopping center expires in May 1996. It currently appears unlikely that the tenant will renew its lease. The property is expected to operate at a deficit in 1996. The Partnership finalized in November of 1995 the sale of an outparcel to a major bank which resulted in sale proceeds of approximately $910,000. As a matter of prudent accounting practice, the Partnership made a provision for value impairment of such investment property of $7,534,763 at December 31, 1993. Such provision was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing. Reference is made to Note 1.

     Other

     Certain of the Partnership's investments have been made through joint ventures. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     On March 23, 1994, the Partnership received proceeds from the sale of the Villa Solana Apartments as more fully described in Note 7. In August 1994, $2,218,523 ($5 per Interest) was distributed to the Limited Partners and $22,410 was distributed to the General Partners out of such proceeds. On October 6, 1994, the Partnership received proceeds from the sale of the 9701 Wilshire Building as described in Note 7. In February 1995, $3,549,636 ($8 per Interest) was distributed to the Limited Partners and $35,854 was distributed to the General Partners out of such proceeds and proceeds from the sale of other investment properties described in Note 7. On June 30, 1995, the Partnership received proceeds from the sale of its interest in Eastridge Mall as described in Note 7; in November 1995, the Partnership received proceeds from the sale of an outparcel at Springbrook



Mall and in December 1995, the Partnership received proceeds from the refinancing of NewPark Mall. Reference is made to Notes 4 and 7.
Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, without a dramatic improvement in market conditions, Limited Partners will receive significantly less than half of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow, when the General Partners elect to end the suspension of operating cash flow distributions. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Limited Partners. However, after reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to none of the Partnership's U.S. Government obligations being classified as cash equivalents at December 31, 1994 whereas approximately $13,000,000 of U.S. Government obligations were classified as cash equivalents at December 31, 1995. In addition, $2,835,995 which was classified as cash and cash equivalents at December 31, 1994 has been reclassed to other restricted securities. Reference is made to Note 1.

     The increase in the balance of escrow deposits and restricted securities at December 31, 1995 as compared to December 31, 1994 is primarily due to the continued escrow of excess cash flow pursuant to the loan modifications at the 260 Franklin Street Building and the Cal Plaza Office Building. Reference is made to Note 4(b).

     The increase in other restricted securities at December 31, 1995 as compared to December 31, 1994 is due to the continued restriction of cash to be paid to the lender of RiverEdge Place investment property. Reference is made to Note 4(b).

     The decrease in land, buildings and improvements, accumulated depreciation, and venture partners' subordinated equity in ventures at December 31, 1995 as compared to December 31, 1994 are primarily due to the sale of the Partnership's 90% interest in the Eastridge Mall venture on June 30, 1995. Reference is made to Note 7(a).

     The decrease in investment in unconsolidated ventures, at equity, at December 31, 1995 as compared to December 31, 1994 is primarily due to distributions received from the Newpark Venture of approximately $5,400,000 from refinancing proceeds on the mortgage note payable. Reference is made to Note 3(c)(v).



     The increase in venture partners' deficits in ventures at December 31, 1995 as compared to December 31, 1994 is primarily due to the venture partners' allocations of 1995 losses from the 160 Spear Street and 260 Franklin investment properties.

     The increase in the current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at December 31, 1995 as compared to December 31, 1994 is primarily due to the classification of the mortgage notes secured by the 21900 Burbank Building, 160 Spear Street Building, and 260 Franklin Building as current liabilities at December 31, 1995. Reference is made to Note 4(a). The increase in current portion of long-term debt is partially offset by the sale of the Partnership's 90% interest in the Eastridge Mall Venture on June 30, 1995. Reference is made to Note 7(a).

     The balance of accounts payable at December 31, 1995 includes the accrual of approximately $1,100,000 of costs relating to the Cal Plaza Office Building out funds received from the Dillingham settlement as discussed above. Reference is made to Note 3(b)(iii). The accounts payable balance at December 31, 1994 includes the accrual of $1,000,000 for potential repairs at the 21900 Burbank Building made in 1994 and which was reversed in 1995. Reference is made to Note 2(c).

     The increase in the amounts due to affiliates at December 31, 1995 as compared to December 31, 1994 is due to the continued deferral of property management fees and lease commissions payable by the 260 Franklin Building.

Reference is made to Note 11.

     The increase in accrued interest payable at December 31, 1995 as compared to December 31, 1994 is primarily due to the accrual of approximately $4,000,000 in 1995 of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and the accrual of approximately $2,470,000 in 1995 of unpaid interest on the promissory note secured by the Partnership's interest in the South Tower venture. Reference is made to Note 4(b).

     The balance in other current liabilities and deferred income at December 31, 1995 is primarily due to the receipt of a $2,745,058 (before amortization) lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the Cal Plaza Office Building. Reference is made to Note 3(b)(iii).

     The increase in investment in unconsolidated ventures, at equity reflected as a liability at December 31, 1995 as compared to December 31, 1994 is due primarily to the Partnership's share of losses from JMB/Piper Jaffray Tower Associates and the Wells Fargo Center.

     The decrease in venture partners' subordinated equity in ventures at December 31, 1995 as compared to December 31, 1994 is due to the venture partners' allocation of losses and distributions from the Dunwoody investment property.

    The decreases in rental income, mortgage and other interest and depreciation for the year ended December 31, 1995 as compared to the same period in 1994 and for the year ended December 31, 1994 as compared to 1993 are primarily due to the sale of Villa Solona Apartments on March 23, 1994, the lenders obtaining legal title to the Park at Countryside Apartments on May 5, 1994, the sale of 9701 Wilshire Building on October 6, 1994 and the sale of the Partnership's 90% interest in the Eastridge Mall Venture on June 30, 1995. Such disposition of those properties resulted in the decrease in property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 which was offset in 1994 by the 21900 Burbank accrual of earthquake repair costs. Reference is made to Note 7.

     The increase in interest income for the year ended December 31, 1995 as compared to the same periods in 1994 and 1993 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.


     The increase in general and administrative expenses for the year ended December 31, 1995 and compared to the same periods in 1994 and 1993 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 11.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1995 as compared to December 31, 1994 is primarily due to the assignment by JMB/125 Broad to an affiliate of JMB/125's unaffiliated venture partner in November 1994 partially offset by an increase in operating losses. The decrease for the year ended December 31, 1994 as compared to the same period in 1993 is primarily due to the provision for value impairment recorded at August 31, 1993 at Wells Fargo Center (of which the Partnership's share was $20,035,181), offset by a decrease in the Partnership's share of losses of JMB/125 due to the receipt of the Salomon Brothers lease termination fee payment of approximately $26,500,000 (of which the Partnership's share was approximately $7,700,000) in 1993. Reference is made to Notes 3(c)(iii), 3(c)(iv) and 7(f).

     The increase in venture partners' share of loss from ventures' operations for the year ended December 31, 1995 as compared to December 31, 1994 is due to increased losses recognized on the 160 Spear Street and 260 Franklin properties. The decrease in venture partners' share of loss from ventures' operations for the year ended December 31, 1994 as compared to December 31, 1993 is primarily due to the write-off of the California Plaza venture partner's deficit investment balance at June 30, 1993. Effective in 1993, the venture partner at the Cal Plaza investment property is no longer allocated any losses.

     The gain on sale or disposition of investment properties for the year ended December 31, 1995 relates to the $6,275,248 of gain from the sale of the Partnership's 90% interest in the Eastridge Development Company, Limited Partnership on June 30, 1995, and $509,777 on the sale of an outparcel at Springbrook Mall in November of 1995. Reference is made to Notes 7(a) and 2(d).

     The gain on sale of interest in unconsolidated ventures for the year ended December 31, 1995 relates to the recognition of $856,751 of gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993. The gain for the year ended December 31, 1993 relates to the $2,627,427 gain on JMB/Owing's sale of its interest in Owings Mills Limited Partnership and the $229,140 gain on sale of the Partnership's remaining interest in Harbor Overlook Limited Partnership in January 1993. Reference is made to Note 7(a) and (c).

     The gain on sale of interest in unconsolidated ventures in 1994 is due to the assignment of JMB/125's interest in the 125 Broad investment property to an affiliate of the Partnership's unaffiliated venture partner in November 1994. Reference is made to Note 7(f).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999.

     However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on net operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                (A LIMITED PARTNERSHIP)
               AND CONSOLIDATED VENTURES

                         INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                             SCHEDULE
                                             --------

Consolidated Real Estate and Accumulated DepreciationIII


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and Consolidated Ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                         KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996



                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                              CONSOLIDATED BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1994

                                        ASSETS
                                        ------
                                                              1995            1994
                                                          ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . .  $ 15,045,385        844,080
  Short-term investments (note 1). . . . . . . . . . . .         --        10,564,988
  Interest, rents and other receivables  . . . . . . . .     1,451,221      1,430,849
  Current portion of notes receivable (net of allowance
    of $1,466,051 in 1995 and 1994) (note 8) . . . . . .         --            11,967
  Escrow deposits and restricted securities (notes 1 and 4(b))10,972,207    7,551,262
  Other restricted securities (note 4(b)(iii)) . . . . .     3,980,279      2,835,995
                                                          ------------   ------------

          Total current assets . . . . . . . . . . . . .    31,449,092     23,239,141
                                                          ------------   ------------
Investment properties, at cost (notes 1, 2 and 3) - Schedule III:
   Land. . . . . . . . . . . . . . . . . . . . . . . . .    26,487,675     30,786,288
   Buildings and improvements. . . . . . . . . . . . . .   308,349,093    336,767,526
                                                          ------------   ------------
                                                           334,836,768    367,553,814
   Less accumulated depreciation . . . . . . . . . . . .  (104,766,634)  (106,168,986)
                                                          ------------   ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . .   230,070,134    261,384,828
                                                          ------------   ------------

Investment in unconsolidated ventures,
  at equity (notes 3 and 12) . . . . . . . . . . . . . .    22,432,665     27,791,761
Deferred expenses. . . . . . . . . . . . . . . . . . . .     3,852,745      3,991,141
Accrued rents receivable . . . . . . . . . . . . . . . .     4,902,626      5,354,240
Venture partners' deficits in ventures . . . . . . . . .     8,300,712      5,901,802
                                                          ------------   ------------

                                                          $301,007,974    327,662,913
                                                          ============   ============


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES
                        CONSOLIDATED BALANCE SHEETS - CONTINUED
                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                 -----------------------------------------------------

                                                              1995            1994
                                                          ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . $ 179,862,967     64,981,954
  Current portion of notes payable (note 10) . . . . . .        70,701         70,701
  Accounts payable . . . . . . . . . . . . . . . . . . .     2,494,207      2,620,655
  Amounts due to affiliates (note 11). . . . . . . . . .     2,186,007      1,736,196
  Accrued interest payable . . . . . . . . . . . . . . .    13,583,612      7,147,878
  Accrued real estate taxes. . . . . . . . . . . . . . .       486,906        554,229
  Other current liabilities (note 3(b)(iii)) . . . . . .       521,652          --
                                                          ------------   ------------
          Total current liabilities. . . . . . . . . . .   199,206,052     77,111,613
Notes payable (note 10). . . . . . . . . . . . . . . . .       219,733        290,434
Tenant security deposits . . . . . . . . . . . . . . . .       557,062        533,522
Investment in unconsolidated ventures, at equity (notes 3 and 12)22,080,42215,811,104
Deferred income (note 3(b)(iii)) . . . . . . . . . . . .     2,007,580          --
Other liabilities (note 7(a)). . . . . . . . . . . . . .       330,000        360,000
Long-term debt, less current portion (note 4). . . . . .   108,528,346    246,148,319
                                                          ------------   ------------
Commitments and contingencies (notes 1, 2, 3, 4, 7 and 9)
          Total liabilities. . . . . . . . . . . . . . .   332,929,195    340,254,992
Venture partners' subordinated equity in ventures. . . .     5,439,926      8,854,639
Partners' capital accounts (deficits) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . .        20,000         20,000
      Cumulative net losses. . . . . . . . . . . . . . .   (17,335,834)   (16,615,024)
      Cumulative cash distributions. . . . . . . . . . .      (908,722)      (872,867)
                                                          ------------   ------------
                                                           (18,224,556)   (17,467,891)
                                                          ------------   ------------
  Limited partners (443,717 Interests):
      Capital contributions, net of offering costs . . .   384,978,681    384,978,681
      Cumulative net losses. . . . . . . . . . . . . . .  (374,108,664)  (362,540,535)
      Cumulative cash distributions. . . . . . . . . . .   (30,006,608)   (26,416,973)
                                                          ------------   ------------
                                                           (19,136,591)    (3,978,827)
                                                          ------------   ------------
          Total partners' capital accounts (deficits). .   (37,361,147)   (21,446,718)
                                                          ------------   ------------
                                                          $301,007,974    327,662,913
                                                          ============   ============

             See accompanying notes to consolidated financial statements.


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995          1994           1993
                                          -------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . .  $  44,199,560    52,221,396     54,795,252
  Interest income. . . . . . . . . . . .      1,215,534       886,073        492,992
                                           ------------   -----------    -----------
                                             45,415,094    53,107,469     55,288,244
                                           ------------   -----------    -----------
Expenses:
  Mortgage and other interest. . . . . .     29,972,319    33,160,181     34,767,530
  Depreciation . . . . . . . . . . . . .     10,440,946    11,490,889     12,370,095
  Property operating expenses (note 2(c))    18,442,109    22,832,962     22,465,768
  Professional services. . . . . . . . .        595,234       644,763        605,331
  Amortization of deferred expenses. . .      1,123,917     1,138,527      1,223,341
  General and administrative . . . . . .        815,211       610,188        628,691
  Provisions for value impairment (note 1)        --            --        10,617,871
                                           ------------   -----------    -----------
                                             61,389,736    69,877,510     82,678,627
                                           ------------   -----------    -----------
          Operating loss . . . . . . . .    (15,974,642)  (16,770,041)   (27,390,383)
Partnership's share of loss from operations of
  unconsolidated ventures (note 12). . .     (6,484,175)  (15,190,416)   (31,617,778)
Venture partners' share of loss from ventures'
  operations (note 3). . . . . . . . . .      2,528,102     2,235,151      2,866,514
                                           ------------   -----------    -----------
          Net operating loss . . . . . .    (19,930,715)  (29,725,306)   (56,141,647)
Gain on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $823,609 in 1994 (notes 3(b)(ii) and 7)6,785,0253,597,347         --
Gain on sale of interests in unconsolidated
  ventures (notes 3(c)(iv) and 7). . . .        856,751    31,743,006      2,856,567
                                           ------------   -----------    -----------
          Net income (loss). . . . . . .   $(12,288,939)    5,615,047    (53,285,080)
                                           ============   ===========    ===========


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                              1995           1994           1993
                                          -------------  ------------   ------------

          Net income (loss) per limited partnership
            interest (note 1):
              Net operating loss . . . .   $     (43.12)       (64.31)       (121.46)
              Net gain on sale or disposition of
                investment property. . .          17.05          8.03          --
              Gain on sale or disposition of interests
                in unconsolidated ventures         --           70.83           6.37
                                           ------------   -----------    -----------
                                           $     (26.07)        14.55        (115.09)
                                           ============   ===========    ===========



























             See accompanying notes to consolidated financial statements.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURES

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                GENERAL PARTNERS                            LIMITED PARTNERS (443,717 INTERESTS)
            -----------------------------------------------------  ---------------------------------------------------
                                                   CONTRI-
                                                   BUTIONS
                                                   NET OF     NET
     CONTRI-   NET        CASH                    OFFERING   INCOME      CASH
     BUTIONS   LOSS   DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS    TOTAL
     ------------------------------ ----------- ----------------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1992.$20,000(13,562,316) (600,866)(14,143,182)384,978,681(317,923,210)(23,953,326)43,102,145

Net loss--  (2,217,100)       --    (2,217,100)      --   (51,067,980)      --    (51,067,980)
Cash distri-
 butions
 ($.55 per
 limited
 partnership
 interest)--     --           --         --          --         --       (245,124)   (245,124)
     ------------------  --------- ----------- ----------------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1993.20,000(15,779,416)  (600,866)(16,360,282)384,978,681(368,991,190)(24,198,450)(8,210,959)

Net income
 (loss) --    (835,608)       --      (835,608)      --     6,450,655       --      6,450,655
Cash distri-
 butions
 ($5.00 per
 limited
 partnership
 interest)--     --       (272,001)   (272,001)      --         --     (2,218,523) (2,218,523)
     ------------------  --------- ----------- ----------------------------------------------



                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURES

       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                GENERAL PARTNERS                            LIMITED PARTNERS (443,717 INTERESTS)
            -----------------------------------------------------  ---------------------------------------------------
                                                   CONTRI-
                                                   BUTIONS
                                                   NET OF
     CONTRI-   NET        CASH                    OFFERING    NET        CASH
     BUTIONS   LOSS   DISTRIBUTIONS    TOTAL       COSTS      LOSS   DISTRIBUTIONS    TOTAL
     ------------------------------ ----------- ----------------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1994.20,000(16,615,024)  (872,867)(17,467,891)384,978,681(362,540,535)(26,416,973)(3,978,827)

Net income
 (loss) --    (720,810)       --      (720,810)       --  (11,568,129)       --   (11,568,129)
Cash distri-
 butions
 ($8.09 per
 limited
 partnership
 interest)--      --       (35,855)    (35,855)       --         --    (3,589,635) (3,589,635)
     ------------------  --------- ----------- ----------------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1995.$20,000(17,335,834) (908,722)(18,224,556)384,978,681(374,108,664)(30,006,608)(19,136,591)
     ==================  ========= =========== ==============================================











               See accompanying notes to consolidated financial statements.


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                1995         1994           1993
                                            -----------   -----------    -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .   $(12,288,939)    5,615,047    (53,285,080)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . .     10,440,946    11,490,889     12,370,095
    Amortization of deferred expenses. .      1,123,917     1,138,527      1,223,341
    Long-term debt - deferred accrued interest3,236,199     2,727,421      3,543,421
    Partnership's share of loss from operations
      of unconsolidated ventures . . . .      6,484,175    15,190,416     31,617,778
    Venture partners' share of ventures' loss from
      operations and gain on sale or disposition
      of investment properties . . . . .     (2,528,102)   (1,411,542)    (2,866,514)
    Provisions for value impairment. . .           --           --        10,617,871
    Gain on sale or disposition of
      investment properties (notes 3(b)(ii)) (6,785,025)   (4,420,956)         --
    Gain on sale of interests in unconsolidated
      ventures (notes 3(c)(iv) and 7). .       (856,751)  (31,743,006)    (2,856,567)
  Changes in:
    Interest, rents and other receivables        86,144      (463,724)       195,969
    Current portion of notes receivable.         11,967        22,106        185,484
    Escrow deposits and restricted securities
      (note 4(b)). . . . . . . . . . . .     (3,420,945)   (1,399,833)    (1,951,511)
    Other restricted securities (Note 4(b)(iii))(1,144,284)(2,835,995)         --
    Accrued rents receivable, net. . . .        455,115     1,231,693      1,056,311
    Accounts payable . . . . . . . . . .        441,144       762,407       (651,329)
    Amounts due to affiliates. . . . . .        449,811    (4,674,514)       831,778
    Accrued interest payable . . . . . .      6,220,119     2,202,159      2,725,892
    Accrued real estate taxes. . . . . .       (167,328)     (174,105)       (64,510)
    Other current liabilities. . . . . .         30,000         --             --
    Deferred income. . . . . . . . . . .      2,499,232         --             --
    Deposits and advances. . . . . . . .           --           --          (430,000)
    Tenant security deposits . . . . . .         (4,102)     (329,670)        50,712
    Other liabilities. . . . . . . . . .        (30,000)        --             --
                                           ------------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . .      4,253,293    (7,072,680)     2,313,141
                                           ------------   -----------    -----------


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                1995         1994           1993
                                            -----------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . .     10,564,988      (397,694)      (442,084)
  Additions to investment properties . .       (872,103)   (1,279,820)      (838,618)
  Partnership's distributions from
    unconsolidated ventures. . . . . . .      6,525,990     7,505,575      3,329,583
  Partnership's contributions to
    unconsolidated ventures. . . . . . .       (525,000)   (2,792,572)      (740,111)
  Cash proceeds from sale of interest in
    ventures (notes 2 and 7) . . . . . .      1,594,727     3,580,504          --
  Cash proceeds from sale of interest
    in unconsolidated ventures (notes 2 and 7)    --            --           229,140
  Payment of deferred expenses . . . . .       (992,616)     (886,493)      (530,531)
                                           ------------   -----------    -----------
          Net cash provided by
            investing activities . . . .     16,295,986     5,729,500      1,007,379
                                           ------------   -----------    -----------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt
    (note 4(b))  . . . . . . . . . . . .          --        1,134,189          --
  Principal payments on long-term debt .     (2,786,783)     (878,524)    (1,017,356)
  Principal payments on notes payable. .        (70,701)      (70,701)       (70,701)
  Venture partners' contributions to venture    135,000       249,450         30,000
  Distributions to venture partners. . .          --         (776,717)      (185,740)
  Distributions to general partners. . .        (35,855)     (272,001)         --
  Distributions to limited partners. . .     (3,589,635)   (2,218,523)      (245,124)
                                           ------------   -----------    -----------
         Net cash used in financing activities(6,347,974)  (2,832,827)    (1,488,921)
                                           ------------   -----------    -----------
         Net increase (decrease) in cash and
           cash equivalents. . . . . . .     14,201,305    (4,176,007)     1,831,599
         Cash and cash equivalents,
           beginning of year . . . . . .        844,080     5,020,087      3,188,488
                                           ------------   -----------    -----------
         Cash and cash equivalents,
           end of year . . . . . . . . .   $ 15,045,385       844,080      5,020,087
                                           ============   ===========    ===========



                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                1995         1994           1993
                                            -----------   -----------    -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest $20,516,001    28,230,601     28,498,214
                                            ===========   ===========    ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in ventures (notes 3(c)(iv) and 7)$ 7,641,77631,743,006    2,627,427
                                            ===========   ===========    ===========
  Sale of investment properties (note 7):
    Total sale proceeds, net of selling expenses$24,998,71933,604,213          --
    Payment of mortgages payable and
      accrued interest . . . . . . . . .    (23,403,992)  (30,023,709)         --
                                            -----------   -----------    -----------
          Cash proceeds from sale of investment
            property, net of selling expenses$ 1,594,727    3,580,504          --
                                            ===========   ===========    ===========

  Disposition of investment property (note 4(b)(i)):
    Balance due on long-term debt cancelled $     --        3,100,000          --
    Accrued interest expense on accelerated
      long-term debt . . . . . . . . . .          --          970,317          --
    Reduction of investment property, net         --       (2,023,953)         --
    Reduction of deferred expenses . . .          --          (16,467)         --
    Reduction of other liabilities . . .          --          117,966          --
                                            -----------   -----------    -----------
         Non-cash gain recognized due to lender
           realizing upon security . . .    $     --        2,147,863          --
                                            ===========   ===========    ===========












             See accompanying notes to consolidated financial statements.


     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                (A LIMITED PARTNERSHIP)
               AND CONSOLIDATED VENTURES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Eastridge Development Company ("Eastridge") (sold June 30, 1995, see note 7); Daytona Park Associates ("Park") (see note 4(b)(i)); JMB/160 Spear Street Associates ("160 Spear"); Villa Solana Associates ("Villa Solana") (sold March 23, 1994, see note 7); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners"). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners-South Tower ("South Tower"); Harbor Overlook Limited Partnership ("Harbor") (see note 7); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993, see note 7); JMB/NewPark Associates, L.P. ("JMB/NewPark"); Carlyle-XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (see notes 3(c)(iv) and 7(f)).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended December 31, 1995 and 1994:



                                        1995                         1994
                           ----------------------------------------------------------
                                             TAX BASIS
                              GAAP BASIS     (Unaudited)   GAAP BASIS      TAX BASIS
                             ------------   -----------   ------------    -----------
Total assets . . . . . . .  $301,007,974    140,521,835   327,662,913    144,882,708

Partners' capital accounts
  (deficit):
    General partners . . .   (18,224,556)   (18,045,909)  (17,467,891)   (19,285,157)
    Limited partners . . .   (19,136,591)    12,664,251    (3,978,827)    20,986,144

Net income (loss):
    General partners . . .      (720,810)     1,275,104      (835,608)     4,805,712
    Limited partners . . .   (11,568,129)    (4,732,257)    6,450,655     (4,780,582)

Net income (loss) per
  limited partnership
  interest . . . . . . . .  $     (26.07)        (10.67)        14.55         (10.77)
                            ============   ============   ===========    ===========



     The net loss per limited partnership interest ("Interest") is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,015,131 and $2,642,881 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

     Escrow deposits and restricted securities primarily represent cash and investments restricted as to their use by the Partnership.

     Provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Such provisions generally reduce the net carrying values of the investment properties to the then outstanding balance of the related non-recourse mortgage notes. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 125 Broad Street Building (note 3(c)(iv)), 260 Franklin Street Building, Eastridge Mall, 21900 Burbank Boulevard Building, 9701 Wilshire Building, RiverEdge Place, California Plaza, Wells Fargo Center - IBM Tower, Villa Solana Apartments and Springbrook Shopping Center investment properties, the Partnership, or ventures, as the case may be, made, as a matter of prudent accounting practice, provisions for value impairment. A provision for value impairment was recorded at June 30, 1993, of $2,166,799 for California Plaza, which included $1,558,492 relating to the venture partner's deficit investment balance at that date, at August 31, 1993, of $67,479,871 (of which, the Partnership's share is $20,035,181) at Wells Fargo Center - IBM Tower, at September 30, 1993, of $916,309 at Villa Solana Apartments, and at December 31, 1993 of $7,534,763 at Springbrook Shopping Center.

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



      Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the RiverEdge Place Building, 260 Franklin Street, 160 Spear Street Building and 21900 Burbank Building investment properties and the Partnership's interest in the South Tower joint venture has been classified by the Partnership as a current liability at December 31, 1995 as a result of defaults (see note
4), and because the resolution of such defaults is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining long-term debt has been calculated to have a SFAS 107 value approximating the carrying value by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.

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

In June 1995, the Partnership sold its interest in Eastridge Mall (note 7). In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. All of the remaining properties owned at December 31, 1995 were completed and operating.

    The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs reduced for provisions for value impairment where applicable. Depreciation on the operating properties has been provided over the estimated useful lives of 5-30 years using the straight-line method.


     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the impact of adopting SFAS 121, provisions for value impairment will be required for certain properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $55 million in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. It is currently estimated that the Partnership will recognize gain on disposition of investment properties of approximately $37 million, before minority interest, due to the lenders taking title to the 160 Spear Street and 21900 Burbank buildings. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. However, for any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would likely result in the Partnership no longer having an ownership interest in such property and would generally result in net gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.



     Certain mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to Wells Fargo Center, 260 Franklin Street Building and RiverEdge Place (see note 4).

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     (b)  RiverEdge Place Building

     The RiverEdge Place Building (formerly the First American Bank Building) was originally 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. As the bank and its affiliate were experiencing significant financial difficulties, on June 23, 1992, the Partnership accepted $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage note secured by the RiverEdge Place Building, and the Partnership continues to seek to restructure the mortgage note in order to reduce operating deficits resulting from the over-lease buy-out (see note 4(b)(iv)). The Partnership is actively pursuing replacement tenants for the building's vacant space.

     (c)  21900 Burbank Boulevard Building

     In March 1996, the lender realized upon its security and took title to the property.

     As discussed below, the 21900 Burbank Building sustained some damage as a result of the earthquakes that occurred in Southern California on January 17, 1994. On February 22, 1995, the City Council of the City of Los Angeles passed an ordinance relating to the repair of welded steel moment frame buildings in an area of the city that includes the 21900
Burbank Building.   The Partnership was unable to make a complete
determination of the requirements to comply with the ordinance at the time of the issuance of the Partnership's 1994 consolidated financial statements. It was estimated at that time that the cost of compliance with the ordinance could be approximately $1 million which was reflected as property operating expenses in the 1994 consolidated financial statements.

     During April 1995, the Partnership received notice from the City which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, it was estimated that the cost of making the necessary repairs would be approximately $100,000. No amounts were paid prior to the lender taking title to the property. Accordingly, property operating expenses recorded in 1994 of $1 million have been reversed in the Partnership's 1995 consolidated financial statements.

     The Partnership approached the lender during 1995 regarding a modification of the loan (scheduled to mature December 1, 1996) due to the anticipated repair and re-leasing costs expected to be incurred at the property. The lender was not willing to provide such a modification and notified the Partnership of its default under certain provisions of the loan agreement. The Partnership decided not to commit additional amounts to the property and ceased making debt service payments commencing with the November 1995 payment. As a result, the lender realized upon its security interest in the property in 1996. This resulted in the Partnership no longer having an ownership interest in the property, and will result in a net gain for financial reporting and a gain for Federal income tax purposes with no corresponding distributable proceeds in 1996. The mortgage note has been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.


     (d)  Springbrook Shopping Center

     The Springbrook Shopping Center is currently 88% occupied. The Partnership is actively pursuing replacement tenants for the vacant space. The Partnership finalized in November 1995 the sale of an outparcel to a major bank which resulted in sales proceeds of approximately $924,000 and a net gain for financial reporting purposes of $509,777. In addition, a lease for approximately 24,000 square feet of space (approximately 13% of the total space) in the shopping center expires in May 1996. It currently appears unlikely that the tenant will renew its lease.

     (e)  Erie-McClurg Parking Facility

     On September 25, 1992, the Partnership sold the Erie-McClurg Parking Facility to an unaffiliated third party for a price of $18,700,000 (before selling costs and prorations).

     (f)  Woodland Hills Apartments

     Effective February 1, 1991, the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. The underlying debt was refinanced November 2, 1994 (see note 4(c)).


(3)  VENTURE AGREEMENTS

     (a)  Introduction

     The Partnership (or Carlyle-XV Associates, L.P., in which the Partnership holds a limited partnership interest) had entered into eight joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900, JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") or Carlyle Real Estate Limited Partnership-XVI (or Carlyle-XVI Associates, L.P., in which Carlyle Real Estate Limited Partnership-XVI holds a limited partnership interest) ("Carlyle-XVI")), partnerships sponsored by the Corporate General Partner, and eight joint venture agreements with unaffiliated venture partners. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $247,300,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). The terms of these affiliated partnerships provide, in general, that the benefits of ownership, including tax effects, net cash receipts and sale and refinancing proceeds, are allocated between or distributed to, as the case may be, the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to contribute additional amounts to the venture.

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

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1995, 1994 and 1993, two, five and three, respectively, of the ventures' properties produced net cash receipts. The Partnership also has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of net sale or refinancing proceeds from the ventures.

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

     During 1990, the Partnership accepted non-interest bearing promissory notes totalling $2,325,000 as settlement for certain claims against the joint venture partner. As of December 31, 1995, the Partnership has received cash payments totalling $1,910,937 and scheduled payments are delinquent in the amount of $414,063. To preserve its legal rights, the Partnership issued notices of default in 1993 as no amounts have been collected since such date. The Partnership has recognized revenue on the settlement to the extent of the cash collected. There is no assurance that the remaining delinquent amounts will be collected.

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

          (iii)  Cal Plaza

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


     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 (of which $2,745,058 relates to future lost rents and of which the unamortized amount of $2,499,232 is included in deferred income and other current liabilities in the accompanying consolidated financial statements as of December 31, 1995) as a lease amendment fee in June 1995 and guaranteed the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will remain obligated for lease payments on approximately 55,000 square feet on the third and seventh floors under its original lease terms. They are currently attempting to sub-lease a portion of this space.

The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and was used to pay for leasing costs associated with the Maxis lease, and (iii) $628,700 was placed into the existing reserve account.

     In 1995, the venture received approximately $1,410,000 in full settlement proceeds from a lawsuit filed against Dillingham, the general contractor of the property, and several of the subcontractors ($150,000 was received in 1994). The funds will generally be used for necessary building repairs.

     (iv)  160 Spear Street Building

     Title to the property was transferred to the lender in January 1996. Tenant leases comprising approximately 69% of the building expired in 1995.

Lease renewals and new leases are likely to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases were expected to require expenditures for lease commissions and tenant improvements prior to occupancy. As a result, the Partnership decided not to commit any additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote. The venture approached the lender regarding an additional modification to the loan. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995 and in August 1995, reached an agreement whereby all cash flow from the property was deposited in a lockbox controlled by the lender until title was transferred to the lender on January 25, 1996. As a result, the Partnership no longer has an ownership interest in the property, which will result in the Partnership recognizing a net gain for financial reporting and a gain for Federal income tax purposes with no corresponding distributable proceeds in 1996. The mortgage note has been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.

     (c)  Significant Unconsolidated Ventures

          (i)  JMB/Piper

     In 1984, the Partnership acquired, through JMB/Piper, with Carlyle-XIV, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and Carlyle-XIV, acquired the developer's interest in the OB Joint Venture. As of December 31, 1995, JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper").

     The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.



     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $84,489,000 and $72,272,000 at December 31, 1995 and 1994, respectively.

     Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, excess cash flow generated under this agreement was $464,178 which is expected to be remitted to the lender during the second quarter of 1996. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994 (see note 6)) has agreed to defer receipt of its management fee until a later date. As of December 31, 1995, the manager has deferred approximately $2,538,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 (note 9)) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from potential net sale or refinancing proceeds, if any.

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

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1995, 1994 and 1993, and 100% to the JMB/Piper during 1992.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans will be repaid. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.



     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, the joint venture agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note payable to the joint venture. The note payable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note payable at any time. As of the date of this report, all amounts due under the note payable have been received.

     During the second quarter of 1994, a major tenant and joint venture partner, Piper Jaffray, Inc. (275,758 square feet), agreed to expand its leased space by 3,362 square feet in July 1995 and 19,851 square feet in December 1995 into space previously leased to tenants whose leases expired just prior to the effective dates for Piper Jaffray, Inc.'s expansions. The expansion space lease expiration date is coterminous with Piper Jaffray, Inc.'s existing lease expiration date of March 2000 and the net effective rental rate approximates market.

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

     JMB/900 has also made a loan to the developer in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1993, 1994 and 1995). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.



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

     In July 1989, JMB/900 filed a lawsuit in federal court against the former manager and one of the unaffiliated venture partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the unaffiliated partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the Federal Deposit Insurance Corporation ("FDIC") filed a complaint, since amended, in a lawsuit against the joint venture partner, the Partnership, Carlyle-XIV ("C-XIV") and JMB/900 which has enabled the Partnership and C-XIV to refile its previously asserted claims against the joint venture partner as part of that lawsuit in Federal Court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the venture partners and the FDIC continue. In addition, it appears that the unaffiliated venture partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the unaffiliated venture partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the unaffiliated venture partners, position in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that the Partnership and affiliated partner will be able to recover any amounts from the unaffiliated venture partner.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to the JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of the date of this report, approximately $1,529,000 of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $500,000).

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

     In March 1995, the venture entered into a seven year direct lease with the Los Angeles Unified School District ("LAUSD") for approximately one-half of a major tenant's (IBM's) space. Under the terms of an agreement reached with IBM, the joint venture will be reimbursed by IBM for all shortfalls between amounts due under the LAUSD and the IBM leases. In early 1995, two major law firm tenants occupying approximately 5% of the building's space notified the joint venture of their intentions to disband each of these respective firms. The joint venture negotiated a lease termination agreement with one of the law firms for $1,600,000, all of which has been received as of December 31, 1995. The other law firm, which has vacated its space and is no longer paying rent, has filed for bankruptcy. The collectability of amounts owed by such tenant under its lease obligation is uncertain.

     The mortgage note secured by the property, as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender refrained from exercising its rights and remedies under the loan documents through March 1996 while the venture continued to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continued to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. Additionally, the Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with such lender. Such extension or refinancing is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

     In the absence of an extension or refinancing of the notes, and due to the uncertainty as to whether IBM will renew any of its remaining space, the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, which would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.

          (iv)  JMB/125

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owned a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad include O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Development, Ltd. ("O&Y").


     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 7(f)).

     JMB/125 was a joint venture between Carlyle-XV Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XVI Associates, L.P. and Carlyle Advisors, Inc. The Partnership held indirectly through Carlyle-XV Associates, L.P., an approximate 60% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 60% to the Partnership.

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan. The first mortgage loan (in the principal amount of $277,410,516) bore interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and was to mature on December 27, 1995. JMB/125 also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below.

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

     The partnership agreement of 125 Broad, as amended, provided that the O&Y partners were obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners were required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceeded such specified amounts and such costs were not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 were treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1994 and was expected to operate at a deficit for the next several years. Such deficits were required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners were in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest of such loans were to be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon were to be due and payable on December 31, 2000. JMB/125 and the O&Y partners were obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains was $31,743,006 and $26,678,693 for financial reporting and Federal income tax purposes, respectively. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. JMB/125 expects to file a claim in the bankruptcy action as an unsecured creditor. There is no assurance that JMB/125 will recover any amounts payable under the promissory note.

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of JMB/125's assignment of its interest in 125 Broad, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved for the entire rent offset by J&H, $14,900,000 and $19,300,000 in 1994 and 1993, respectively. The
Partnership's share of such losses was approximately $4,300,000 and $5,587,000 for the years ended December 31, 1994 and 1993, respectively, and was included in the Partnership's share of loss from operations of unconsolidated venture.



          (v)  JMB/NewPark

     In December 1986, the Partnership, through the JMB/NewPark joint venture partnership, acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall. JMB/NewPark invested $32,500,000 for its 50% interest in NewPark Associates. In December 1995, the developer transferred its interest in NewPark Associates to a new venturer which is affiliated with the developer.

     The NewPark Mall secures a mortgage note payable in the principal amount of $50,620,219 that was originally due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest were due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995. Interest on the note payable accrued at 8.75% per annum. On December 21, 1995, NewPark Associates obtained a new mortgage loan with an institutional lender. The new mortgage loan in the principal amount of $60,000,000 is due on December 31, 2000. The loan provides for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrues at 7.15% per annum.

     A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable. The Partnership's share of net refinancing proceeds (after payment of the previous mortgage note payable and costs and fees relating to the refinancing) was $4,815,000.

     The NewPark Associates partnership agreement provides that JMB/NewPark and the joint venture partner are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and are each obligated to advance 50% of any additional funds required under the terms of the NewPark Associates partnership agreement. In December 1995, the joint venture partner sold and assigned its interest in NewPark Associates to a third party, who was admitted as the new venture partner.

     The portion of the shopping center owned by NewPark Associates was managed by the former joint venture partner under a long-term agreement pursuant to which it was obligated to manage the property and collect all receipts from operations of the property. In December 1995, the former joint venture partner assigned its interest in the management agreement to the new venture partner. The manager is paid a management fee equal to 4% of the fixed and percentage rent. An amendment to the management agreement provides that the new manager will pay to an affiliate of the General Partner of the Partnership an annual consulting fee in the amount of $100,000 in consideration for assisting NewPark Associates and the new venture partner in the evaluation of property budgets, and leasing and long-term strategies for NewPark Mall. Such consulting fee is paid out of the management fee noted above.





(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and 1994:
                                                               1995           1994
                                                           ------------   -----------
13.875% mortgage note; secured by the RiverEdge Place Building;
  monthly payments of $302,821 were due through December 1, 1995;
  the outstanding balance of principal and accrued interest was due January 1, 1996; in default since July 1992 (see note 4(b))$ 18,166,29418,166,294

12.0% promissory note; secured by the Partnership's interest in the South Tower venture; payable interest only through
  November 30, 1994; principal balance of $22,750,000
  was payable December 1, 1994 and currently in default;
  (see note 4(b)). . . . . . . . . . . . . . . . . . . .     22,750,000    22,750,000

11.155% mortgage note; secured by the Eastridge Mall;
  principal and interest payments of $241,010 were due
  monthly; retired in June 1995 at sale (see note 7(a)).          --       23,336,259

Variable rate mortgage note; secured by the Woodland Hills
  Apartments; payable in monthly installments of interest only of varying amounts related to a market index until October 1,
  1997 when the principal balance of $8,175,000 is payable
  (see note 4(c)). . . . . . . . . . . . . . . . . . . .      8,175,000     8,175,000

9.3% first mortgage note; secured by the 160 Spear Street
  Building; monthly payments of interest only were required
  through March 10, 1995; principal and interest payments of
  $278,877 were due monthly from April 10, 1995 through
  January 10, 1999; the unpaid balance of principal and
  interest of approximately $32,772,760 was due on February 10,
  1999; in default as of December 31, 1995; lender realized
  upon its security interest in the property in January 1996
  (see note 4(b)). . . . . . . . . . . . . . . . . . . .     33,750,000    33,750,000

12.55% second mortgage note; secured by the 160 Spear Street
  Building; monthly payments of interest only were required
  through March 10, 1995; principal and interest payments
  of $58,216 were due monthly from April 10, 1995 through
  January 10, 1999; the unpaid balance of principal and
  interest of approximately $5,351,910 was scheduled to
  be due on February 10, 1999; in default as of December 31,
  1995; lender realized upon its security interest in
  the property in January 1996 (see note 4(b)) . . . . .      5,434,894     5,434,894



                                                               1995           1994
                                                           ------------   -----------
9.5% mortgage note; secured by the 21900 Burbank Boulevard Building;
  required monthly principal and interest payments of $106,789 through November 1, 1996 with the balance of the unpaid principal and interest of approximately $11,563,066 due on December 1, 1996;
  in default as of December 31, 1995; lender realized upon its security interest in the property in March 1996 (see note 2(c))11,668,75411,806,786

11.0% mortgage note; secured by the 260 Franklin Street Building;
  monthly payments of interest only of $374,455 are due from
  June 1991 through January 1, 1992, monthly payments of interest only of $499,273 are due from February 1, 1992 through December 1,
  1995, the unpaid balance of approximately $74,891,013 plus unpaid accrued interest is due on January 1, 1996.  Additional interest payable upon maturity to provide an 11% return to lender and 60%
  of the greater of net sales or refinancing proceeds or appraised
  value, as defined (see note 4(b)). . . . . . . . . . .     87,623,625    85,376,896

10.375% mortgage note; secured by the California Plaza Building;
  principal and interest payments of $525,136 were due monthly from February 1, 1992 through December 1, 1996; the unpaid balance of principal and interest of approximately $56,673,315 was due on January 1, 1997; modified in December 1993 to require interest only payments of $384,505 (8.00%) due monthly effective
  February 1993 through January 1, 2000; interest accrues at 10.375%
  through January 1, 2000 when the unpaid principal and interest
  is due (see note 4(b)) . . . . . . . . . . . . . . . .     59,206,496    60,329,126

7.64% mortgage note; secured by Dunwoody Crossing (Phase II), principal and interest payments of $73,316 are due monthly from November 1, 1992 through October 31, 1997; the unpaid balance of principal and interest of approximately
  $9,004,930 is due on November 1, 1997 (see note 4(b)).      9,345,916     9,505,018

8.65% mortgage note; secured by Dunwoody Crossing (Phases I and III), principal and interest payments of $171,737 are due monthly from February 15, 1995 to October 15, 1997; the unpaid balance of principal and interest of approximately $20,878,209 is due
  on November 15, 1997 (see note 4(b)) . . . . . . . . .     21,308,879    21,500,000



                                                               1995           1994
                                                           ------------   -----------
9.53% mortgage note; secured by the Springbrook Shopping Center;
  monthly payments of interest only are required through May 1,
  1995; principal and interest payments of $92,735 are due monthly from June 1, 1995 through April 1, 1997; the unpaid balance of principal and interest of approximately $10,951,198 is due on
  May 1, 1997. . . . . . . . . . . . . . . . . . . . . .     10,961,455    11,000,000
                                                           ------------  ------------

     Total debt. . . . . . . . . . . . . . . . . . . . .    288,391,313   311,130,273
     Less current portion of long-term debt. . . . . . .    179,862,967    64,981,954
                                                           ------------  ------------

     Total long-term debt. . . . . . . . . . . . . . . .   $108,528,346   246,148,319
                                                           ============  ============




     Included in the above total long-term debt is $16,375,503 and $13,139,304 for 1995 and 1994, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

             1996. . . . . .$179,862,966
             1997. . . . . .  49,321,850
             1998. . . . . .       --
             1999. . . . . .       --
             2000. . . . . .  59,206,497
                            ============

     (b)  Debt Modifications

          (i)  260 Franklin

     The long-term mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, matured January 1, 1996. The note provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin has been required to (i) escrow excess cash flow from operation, (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account ($4,991,910 as of December 31, 1995 including accrued interest) was to be used to cover the costs of capital and tenant improvement and lease inducements (approximately $3,083,000 used as of December 31, 1995) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

          (ii)  160 Spear Street Building

     On January 26, 1996, the lender concluded proceedings to realize upon its security and took title to the property as described below. During 1992, the venture reached an agreement with the mortgage lender to modify and extend the mortgage notes secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. The maturity of the notes were extended to February 10, 1999. Additionally, the venture is required to escrow net cash flow (as defined) thirty days following each quarter end which can be withdrawn for expenditures approved by the lender, by the lender upon default of the notes or by the venture on February 10, 1997 when the escrow agreement terminates. As of December 31, 1995, $210,136 has been placed in the escrow account, and $170,985 has been withdrawn for expenditures approved by the lender.

     The venture approached the lender for an additional loan modification due to anticipated re-leasing costs expected to be incurred at the property. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995 and in July 1995, reached an agreement whereby all cash flow from the property was deposited in a lockbox controlled by the lender until title was transferred to the lender on January 25, 1996. As a result, the Partnership no longer has an ownership interest in the property, which will result in the Partnership recognizing a net gain for financial reporting and a gain for Federal income tax purposes with no corresponding distributable proceeds in 1996. The mortgage notes with a balance totaling $39,184,844 have been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.

         (iii)  RiverEdge Place Building

     The Partnership ceased making its monthly debt service payments effective July 1, 1992. The Partnership continues to seek to restructure the mortgage note (with a balance of $18,166,294 at December 31, 1995) in order to reduce operating deficits resulting from the over-lease buy-out. The property has generated positive cash flow of approximately $3,980,000 and $2,836,000 as of December 31, 1995 and 1994, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's attempt for the mortgage note restructuring is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a net gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. As of December 31, 1995, the amount of such principal and interest payments in arrears is approximately $13,355,000. The loan has been classified at December 31, 1995 and 1994 as a current liability in the accompanying consolidated financial statements.

         (iv)  Villages Northeast

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until November 15, 1997.

     In January 1996, the venture obtained a non-binding letter of intent to sell the Dunwoody Crossing apartment complex to an unaffiliated prospective buyer. The agreement is subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Dunwoody Crossing apartment complex. In March 1996, the unaffiliated venture partner notified the Partnership of its intent to acquire the property in accordance with the Partnership agreement and the letter of intent of the unaffiliated prospective buyer. Although there can be no assurance the sale will be consummated, such sale is required to occur within 60 days of the receipt of the unaffiliated venture Partner's notification. If the sale is consummated on the proposed terms, the Partnership would recognize in 1996 a gain for financial reporting and Federal income tax purposes.

          (v)  California Plaza

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

The excess (of approximately $6,424,000) of the monthly cash flow paid from



March 1993 to December 1995 above the 8% interest pay rate has been put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. A portion of such funds are reserved for the payment of deferred interest and principal on the mortgage loan. Payments are made from the reserve amounts (none paid at December 31, 1995) if the reserve balance exceeds $2,120,000 at any time. The joint venture also was required to fund $500,000 into the reserve account in connection with the loan modification.

     In June 1995, $3,740,000 was received from a tenant as a lease termination fee. The venture remitted $2,112,200 to the lender to reduce the principal balance on the mortgage loan and an additional $628,700 was placed into the reserve account (see note 3(b)).

     (vi)  Wells Fargo Center

     The mortgage note secured by the Wells Fargo Center (South Tower Office Building) (with a balance of $197,433,146 and accrued interest of approximately $2,139,000 as of December 31, 1995) as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $2,697,500 as of December 31, 1995) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The joint venture reached an agreement with the lender of the mortgage note whereby the lender refrained from exercising its rights and remedies under the loan documents through March 1996 while the venture continued to negotiate an extension or refinancing of the note with the lender. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow. The Partnership has ceased making debt service payments on the promissory note and is negotiating an extension or refinancing with such lender. Such extension or refinancing is likely to be dependent on results from negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

In the absence of an extension or refinancing of the notes, the Partnership may decide not to commit any significant additional amounts to the property. This would likely results in the Partnership no longer having an ownership interest in the property, and in such event would result in a net gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note secured by the Partnership's interest in the joint venture has been classified at December 31, 1995 and 1994 as a current liability in the accompanying consolidated financial statements.

     (c)  Woodland Hills Apartments

     In February 1991, the Partnership entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of this agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property (see note 2(f)). The obligations to make payments on the two underlying mortgage loans were assumed by the Partnership. The mortgage note receivable originally wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan required monthly payments of interest only in arrears at the rate of 12.8% per annum through June 1, 1994. The first and second mortgage loans secured by the Woodland Hills Apartments matured November 1, 1994 and June 1, 1994, respectively. On November 2, 1994, the Partnership refinanced the first and second mortgage loans with the lender of the second mortgage loan. The new non-recourse first mortgage loan in the amount of $8,175,000 requires monthly payments of interest only at a rate of 4% above the lender's commercial paper rate (approximately 6.05% at December 31, 1995) and has a scheduled maturity of October 1, 1997.




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

Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners. The remaining sale or other disposition profits and losses will be allocated to the Limited Partners.

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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property by the Partnership up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distribution being made, the Limited Partners are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Limited Partners have not yet received and are not expected to receive cash distributions of net sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or re-financing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above. As of the date of this report, the General Partners have received net sale or refinancing proceeds aggregating $58,235.


(6)  MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager is acting as property manager of the 260 Franklin Street Building, the Dunwoody Crossing Apartments and the RiverEdge Place Building on the same terms that existed prior to the sale. In connection with such transaction, an affiliate of the Corporate General Partner has guaranteed the payments to the successor manager of certain property management fees. As a result, property management fees for the 260 Franklin Street Building are being paid currently to the successor manager pursuant to the guarantee. In addition, the affiliated property manager has entered into a sub-management agreement with the successor for management of the 900 Third Avenue Building.


(7)  SALE OF INVESTMENT PROPERTIES

     (a) Eastridge Mall

     On June 30, 1995, the Partnership sold its 90% limited partnership interest in Eastridge which owns the land, building and related improvements of the Eastridge Mall located in Casper, Wyoming. The purchaser, Price Development Company, Limited Partnership, was the Partnership's joint venture partner in Eastridge and is not affiliated with the Partnership or its General Partner.

     The purchaser paid $24,075,000 (before prorations) at closing, of which $23,403,992 was used to retire the mortgage note secured by the property and accrued interest with the balance representing the deemed sale price of the Partnership's interest in Eastridge. The Partnership received net proceeds (before prorations) of $671,006 on June 30, 1995. As a result of the sale, the Partnership recognized gains of $6,275,248 for financial reporting purposes and $9,110,293 for Federal income tax purposes in 1995.

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. The Partnership had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,310 of which the Partnership's share was $5,152,655. As JMB/Owings has collected a sufficient amount of the purchaser's initial investment in accordance with SFAS #66 at March 31, 1995, the joint venture adopted the installment method for recognition of the remaining deferred gain. JMB/Owings recognized $1,713,499 of previously deferred gain and $1,501,936 of interest income in 1995, of which the Partnership's share is $856,751 and $728,503, respectively.


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


(8)  NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at December 31, 1995 and 1994.


(9)  LEASES

     At December 31, 1995, the Partnership and its consolidated ventures' principal assets are five office buildings, two apartment complexes and one shopping center. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volume. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of approximately $9,400,000.



     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

         Office buildings:
           Cost. . . . . . . . . . . .  $257,393,584
           Accumulated depreciation. .    81,582,825
                                        ------------
                                         175,810,759
                                        ------------
         Shopping centers:
           Cost. . . . . . . . . . . .    13,324,665
           Accumulated depreciation. .     3,412,463
                                        ------------
                                           9,912,202
                                        ------------
         Apartment complexes:
           Cost. . . . . . . . . . . .    64,118,519
           Accumulated depreciation. .    19,771,346
                                        ------------
                                          44,347,173
                                        ------------
                   Total . . . . . . .  $230,070,134
                                        ============

     Minimum lease payments, excluding 21900 Burbank and 160 Spear Street buildings, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

             1996. . . . . . . . . $ 17,809,816
             1997. . . . . . . . .   15,522,721
             1998. . . . . . . . .   14,514,168
             1999. . . . . . . . .   13,630,584
             2000. . . . . . . . .   15,649,487
             Thereafter. . . . . .   38,906,473
                                   ------------
                 Total . . . . . . $116,033,249
                                   ============

(10)  NOTES PAYABLE

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 were issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% of the amounts owed under the promissory notes and the Partnership is obligated to pay 60% of such amounts. During July 1993, June 1994 and June 1995, $70,701 of principal was paid and $60,304, $51,820 and $43,336 of interest, respectively was paid, to the tenant from cash flow generated from operations of the property. As of December 31, 1995, the outstanding balance of the notes was $290,434.

(11)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                          UNPAID AT
                                                                         DECEMBER 31,
                                     1995         1994         1993         1995
                                   --------     --------     --------  --------------
Property management and
  leasing fees . . . . . . .       $409,364      749,801      900,177     1,510,131
Insurance commissions. . . .         34,148       42,442       63,740         --
Reimbursement (at cost) for
  accounting services. . . .        191,026      201,829      154,763         --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . .         88,673       80,363       71,511         --
Reimbursement (at cost) for
  legal services . . . . . .         17,883       19,116       11,702         --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses      207,711      110,171       94,637        91,380
                                   --------    ---------   ----------     ---------

                                   $948,805    1,203,722    1,296,530     1,601,511
                                   ========    =========   ==========     =========

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $88,711 that had not previously been reimbursed.




     The General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,127,669 (approximately $5 per Interest) through December 31, 1995 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. In addition, an affiliate of the General Partner has deferred (through reimbursements made directly to the Partnership) $675,876 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994.

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

     During 1994 and 1993, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin property. As a result of the affiliate's payment of management fees for 1995 to the unaffiliated third party manager pursuant to the guarantee, the amount of such management fees is reflected as payable to an affiliate in the consolidated financial statements. Pursuant to the terms of the loan modification for 260 Franklin, cash flows from the property in an amount equal to all management fees and leasing fees have been escrowed by 260 Franklin and are reported as escrow deposits in the accompanying consolidated financial statements. Such affiliate is entitled to property management fees of $331,811, $320,385 and $340,753 in 1995, 1994 and 1993, respectively. Such affiliate also is entitled to leasing fees of none, $100,855 and $6,789 for 1995, 1994 and 1993, respectively. As of December 31, 1995, $1,320,185 of management and leasing fees were unpaid. Remaining amounts due to affiliates at December 31, 1995 represents advances from Carlyle-XV and Carlyle-XVI of $468,686 and $200,482, respectively, which can be repaid pursuant to the reserve escrow agreement.

     The manager of Piper Jaffray Tower, an unconsolidated joint venture, (which was an affiliate of the Corporate General Partner through November
1994) had agreed to defer receipt of its property management fees as more fully discussed in note 3(c)(i). Such fees deferred by the affiliate were approximately $1,839,000 at December 31, 1995.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.




(12)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for South Tower, JMB/125, 125 Broad Street Company (through effective date of JMB/125's assignment - October 31, 1994), JMB/Piper, JMB/Piper II and JMB/900, for the years ended 1995 and 1994 follows:
                               1995           1994
                           ------------   ------------

Current assets . . . . . . $ 26,784,754     12,916,368
Current liabilities
 (including $197,433,146
 and $198,010,055 of debt
 in default at December 31,
 1995 and December 31, 1994,
 respectively see note 3(c))(217,998,259) (210,151,680)
                           ------------   ------------
    Working capital (deficit)(191,213,505)(197,235,312)
                           ------------   ------------
Other assets . . . . . . .   31,486,199     19,510,912
Deferred expenses. . . . .    4,714,000     21,267,960
Investment properties, net  317,569,356    327,384,410
Other liabilities. . . . .   (4,818,311)    (4,511,969)
Long-term debt . . . . . . (207,871,000)  (203,251,770)
Ventures partners' equity.   36,739,437     29,165,306
                           ------------   ------------
    Partnership's capital (deficit)$(13,393,824)(7,670,463)
                           ============   ============
Represented by:
  Invested capital . . . . $186,371,327    185,846,328
  Cumulative distributions  (58,249,495)   (57,278,864)
  Cumulative losses. . . . (141,515,656)  (136,237,927)
                          -------------   ------------
                          $ (13,393,824)    (7,670,463)
                          =============   ============
Total income . . . . . . . $ 86,827,114    121,161,958
Expenses applicable to
  operating loss . . . . .  100,056,848    165,863,948
                           ------------   ------------
Operating loss . . . . . .  (13,229,734)   (44,701,990)
Gain on sale of interest
  in unconsolidated venture
  (note 7(b)). . . . . . .    1,713,501     52,412,102
                           ------------   ------------
Net income (loss) (note 3(c))$(11,516,233)   7,710,112
                           ============   ============

     The total income, expenses applicable to operating loss and net loss for the above ventures for the year ended December 31, 1993 were $166,451,322, $265,781,606 and $94,075,429, respectively.






                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV          SCHEDULE III
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURES
                   CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     DECEMBER 31, 1995
                                                  COSTS
                                               CAPITALIZED
                                               CAPITALIZED
                        INITIAL COST TO       SUBSEQUENT TOGROSS AMOUNT AT WHICH CARRIED
                        PARTNERSHIP (A)      TO ACQUISITION    AT CLOSE OF PERIOD (B)
                   ----------------------------------------------------------------------------------
                       LAND AND   BUILDINGS     LAND AND      LAND AND  BUILDINGS
                       LEASEHOLD    AND       BUILDINGS AND  LEASEHOLD     AND
DESCRIPTIONENCUMBRANCE INTERESTS IMPROVEMENTS IMPROVEMENTS    INTEREST IMPROVEMENTS   TOTAL
- -----------------------------------------------------------  ---------------------------------
APARTMENT COMPLEXES:
Woodland Hills
 DeKalb County
 (Atlanta),
 Georgia .$ 8,175,000   1,617,433  10,425,264      115,273    1,617,433  10,540,537 12,157,970
Dunwoody Crossing
 (Phase I, II & III)
 DeKalb County
 (Atlanta),
 Georgia (D)30,654,795  4,827,220  46,139,432      993,897    4,827,219  47,133,330 51,960,549
OFFICE BLDGS:
First American
 Bank Building
 Fulton County
 (Atlanta),
 Georgia . 18,166,294   3,185,826  28,389,541   (5,660,027)   2,397,888  23,517,452 25,915,340
160 Spear Street
 San Francisco,
 California(C)(D)39,184,894 --     47,552,813    3,135,648        --     50,688,461 50,688,461
21900 Burbank Blvd
 Los Angeles
 (Woodland Hills),
 California11,668,754   4,072,552  11,797,054     (722,030)   3,562,658  11,584,918 15,147,576
260 Franklin Street
 Boston, Massac-
 husetts (D)87,623,625  8,169,209  97,607,593  (13,810,504)   6,662,200  85,304,098 91,966,298



                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVSCHEDULE III - CONTINUED
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURES
                   CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     DECEMBER 31, 1995
                                                                   LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                                                                      INCOME          1995
                      ACCUMULATED            DATE OF     DATE       STATEMENT     REAL ESTATE
                     DEPRECIATION(J)      CONSTRUCTION ACQUIRED    IS COMPUTED       TAXES
                    ----------------      ---------------------- ---------------  -----------
APARTMENT COMPLEXES:
 Woodland Hills
  DeKalb County (Atlanta),
  Georgia. . . . . . .  $  3,785,278          1984      09/30/85      5-30 years      194,709
Dunwoody Crossings
  (Phase I, II and III)
  DeKalb County (Atlanta),
  Georgia (D) (H). . .    15,986,068        1981-1983   09/18/86      5-30 years      654,623
OFFICE BUILDINGS:
 First American Bank
  Building
  Fulton County (Atlanta),
  Georgia (F). . . . .     9,262,664          1984      06/10/85      5-30 years      293,327
 160 Spear Street
  San Francisco,
  California (C)(D). .    17,892,072          1985      11/27/85      5-30 years      395,799
 21900 Burbank Boulevard
  Los Angeles (Woodland
  Hills), California .     3,931,643          1985      11/29/85      5-30 years      120,622
 260 Franklin Street
  Boston, Massachusetts
  (D). . . . . . . . .    29,218,490          1985      05/21/86      5-30 years    2,026,440



                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVSCHEDULE III - CONTINUED
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURES
                   CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     DECEMBER 31, 1995
                                                  COSTS
                                               CAPITALIZED
                                               CAPITALIZED
                        INITIAL COST TO       SUBSEQUENT TOGROSS AMOUNT AT WHICH CARRIED
                        PARTNERSHIP (A)      TO ACQUISITION    AT CLOSE OF PERIOD (B)
                   ----------------------------------------------------------------------------------
                       LAND AND   BUILDINGS     LAND AND      LAND AND  BUILDINGS
                       LEASEHOLD    AND       BUILDINGS AND  LEASEHOLD     AND
          ENCUMBRANCE  INTERESTS IMPROVEMENTS IMPROVEMENTS    INTEREST IMPROVEMENTS   TOTAL
         ------------ ----------------------- -------------  ---------------------------------

California Plaza
 Walnut Creek,
 California (D)59,206,4966,010,604 62,029,222    5,636,083    5,949,997  67,725,912 73,675,909
SHOPPING CENTER:
Springbrook Shopping
 Center
 Bloomingdale,
 Illinois. 10,961,455   3,164,708  17,913,485   (7,753,528)   1,470,280  11,854,385 13,324,665
         ------------  ---------- -----------  -----------   ---------- ----------------------
    Total.$265,641,313 31,047,552 321,854,404  (18,065,188)  26,487,675 308,349,093334,836,768
         ============  ========== ===========  ===========   ========== ======================


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVSCHEDULE III - CONTINUED
                                  (A LIMITED PARTNERSHIP)
                                 AND CONSOLIDATED VENTURES
                   CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     DECEMBER 31, 1995

                                                                   LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                                                                      INCOME          1995
                      ACCUMULATED            DATE OF     DATE        STATEMENT    REAL ESTATE
                     DEPRECIATION(J)      CONSTRUCTION ACQUIRED    IS COMPUTED       TAXES
                    ----------------      ---------------------- ---------------  -----------
California Plaza
 Walnut Creek,
 California (D). . . .    21,277,956          1985      06/30/86      5-30 years      655,058
SHOPPING CENTER:
Springbrook Shopping Center
 Bloomingdale,
 Illinois. . . . . . .     3,412,463          1980      07/05/89      5-30 years      342,175
                         -----------                                                ---------
    Total. . . . . . .   104,766,634                                                4,682,753
                         ===========                                                =========

Notes:
 (A) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
 (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was
     $369,409,430.
 (C) Property operated under ground lease.
 (D) Properties owned and operated by joint venture; see Note 3(b).
 (E) In 1990, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $17,120,734.
 (F) In 1992, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled totalling $25,994,317.
 (G) In 1993, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled $8,972,831.


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVSCHEDULE III - CONTINUED
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES
                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   DECEMBER 31, 1995

     (I)  Reconciliation of real estate owned as of December 31, 1995, 1994 and 1993:


                                                       1995         1994          1993
                                                   ------------  -----------  -----------
 Balance at beginning of period. . . . . . . . . . $367,553,814  413,139,577  421,273,790
 Additions during period . . . . . . . . . . . . .      872,103    1,279,820      838,618
 Provisions for value impairment (H) . . . . . . .         --          --      (8,972,831)
 Sales and dispositions during period. . . . . . .  (33,589,149) (46,865,583)       --
                                                   ------------  -----------  -----------

 Balance at end of period. . . . . . . . . . . . . $334,836,768  367,553,814  413,139,577
                                                   ============  ===========  ===========

(J)Reconciliation of accumulated depreciation:

 Balance at beginning of period. . . . . . . . . . $106,168,986  107,997,321   95,627,226
 Depreciation expense. . . . . . . . . . . . . . .   10,440,946   11,490,889   12,370,095
 Sales and dispositions during period. . . . . . .  (11,843,298) (13,319,224)       --
                                                   ------------  -----------  -----------

 Balance at end of period. . . . . . . . . . . . . $104,766,634  106,168,986  107,997,321
                                                   ============  ===========  ===========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1995 and 1994.



                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XV, L.P., the Associates General Partner, and elected to continue the business of Realty Associates-XV, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

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

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:



                                             SERVED IN
NAME              OFFICE                     OFFICE SINCE
- ----              ------                     ------------

Judd D. Malkin    Chairman                   5/03/71
                  Director                   5/03/71
                  Chief Financial Officer    2/22/96
Neil G. Bluhm     President                  5/03/71
                  Director                   5/03/71
Burton E. Glazov  Director                   7/01/71
Stuart C. Nathan  Executive Vice President   5/08/79
                  Director                   3/14/73
A. Lee Sacks      Director                   5/09/88
John G. Schreiber Director                   3/14/73
H. Rigel Barber   Chief Executive Officer    1/02/87
                  Executive Vice President   8/01/93
Glenn E. Emig     Executive Vice President   1/01/93
                  Chief Operating Officer    1/01/95
Gary Nickele      Executive Vice President   1/01/92
                  General Counsel            2/27/84
Gailen J. Hull    Senior Vice President      6/01/88
Howard Kogen      Senior Vice President      1/02/86
                  Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II)) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: The Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB



Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage
Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Advisors, Inc., the general partner of JMB/125. Reference is made to Note 7(f).

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business owning, managing and developing shopping centers. He is also director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.



     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5 and 11 for a description of such transactions, distributions and allocations. In 1995, the General Partners received distributions of $35,855. Through December 31, 1995, $2,127,669 of property management fees and leasing fees have been deferred (including direct reimbursements made to the Partnership) by an affiliate of the General Partner, or approximately $5 per Interest in the aggregate. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. Operating losses may benefit the General Partners or the partners to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates of the Partnership certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 and
Exhibit 21 hereto.

    Affiliates of the Corporate General Partner provided property management services in 1995 for one investment property. Such affiliates earned property management and leasing fees amounting to $409,364 in 1995 all of which were paid as of December 31, 1995. Through December 31, 1995, $1,510,131 in property management and leasing fees have been unpaid. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days notice.

     An affiliate of the Corporate General Partner provided property management and services for the 260 Franklin Street Building in Boston, Massachusetts in 1994 and prior years. As required by the terms of a modification for the mortgage loan secured by the 260 Franklin Street Building, property management and leasing fees payable to the affiliate since January 1992 have been escrowed. Pursuant to the affiliate selling its interest in the management contracts at 260 Franklin Street, the General Partner has guaranteed payment of the management fees to the unaffiliated third party. As a result of the affiliate paying the management fees to the unaffiliated third party manager, the affiliate is entitled to reimbursement of current year fees of $331,811. As of December 31, 1995, the affiliate is entitled to property and management fees of $1,320,185 by 260 Franklin Street Associates. Such amount does not bear interest. An affiliate of the Corporate General Partner had managed the Piper Jaffray Tower (an unconsolidated joint venture) through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager had agreed to defer receipt of its property management fees which aggregated $1,839,000 at December 31, 1995. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees for this property were $452,518 in 1995, all of which were paid to the sub-manager. (See Note 3(c)(i)).

     In December 1995, the joint venture partner in NewPark Associates, a joint venture that owns NewPark Mall, agreed to pay to an affiliate of the Corporate General Partner an annual consulting fee of $100,000 in consideration of such affiliate's assisting NewPark Associates and the joint venture partner in the evaluation of property budgets and leasing and long-term strategies for NewPark Mall. Such consulting fee does not increase the management fee payable by NewPark Associates under the management agreement with the joint venture partner.

     JMB Insurance Agency, Inc., affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $34,148 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $207,711, of which $91,380 was unpaid as of December 31, 1995.

     Additionally, the General Partners are also entitled to reimbursements for administrative legal, accounting and portfolio management services. Such costs for 1995 were $297,582, all of which was paid as of December 31, 1995. Reference is made to Note 11.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                 NAME OF                        AMOUNT AND NATURE
                 BENEFICIAL                     OF BENEFICIAL                   PERCENT
TITLE OF CLASS   OWNER                          OWNERSHIP                       OF CLASS
- --------------   ----------                     -----------------               --------
Limited Partnership
Interests and Assignee
Interests thereinJMB Realty Corporation         5 Interests (1) indirectly      Less than 1%

Limited PartnershipCorporate General Partner,   9.8 Interests(1)(2)             Less than 1%
Interests and Assigneeits officers and
Interests thereindirectors and the
                                Associate General
                                Partner as a group

- ----------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes 4.8 Interests owned by officers or their relatives for which an officer has sole investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning the ownership of the Corporate General Partner.

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

                      4-E.    Forbearance agreement relating to the modification
of the mortgage loan secured by NewPark Mall dated October 1995 is incorporated herein by reference to the Partnership's Report for September
30, 1995 on Form 10-Q (File No. 0-16111) dated November 9, 1995.

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



                      10-LL.   The Partnership Interest Purchase Agreement
related to the sale of the Partnership's interest in Eastridge Mall is hereby incorporated herein by reference to the Partnership's report for June 30, 1995 on Form 8-K dated July 24, 1995.

                      21.      List of Subsidiaries.

                      24.      Powers of Attorney.

                      27.      Financial Data Schedule.

                      99-A. The Partnership's Report on Form 8-K (File No. 0-16111) for Eastridge Mall for June 30, 1995 dated July 27, 1995 is filed herewith.

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

          No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



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

                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                       By:      JMB Realty Corporation
                                Corporate General Partner


                                GAILEN J. HULL
                       By:      Gailen J. Hull
                                Senior Vice President
                       Date:    March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       By:      JMB Realty Corporation
                                Corporate General Partner

                                JUDD D. MALKIN*
                       By:      Judd D. Malkin, Chairman and
                                Chief Financial Officer
                       Date:    March 25, 1996

                                NEIL G. BLUHM*
                       By:      Neil G. Bluhm, President and Director
                       Date:    March 25, 1996

                                H. RIGEL BARBER*
                       By:      H. Rigel Barber, Chief Executive Officer
                       Date:    March 25, 1996

                                GLENN E. EMIG*
                       By:      Glenn E. Emig, Chief Operating Officer
                       Date:    March 25, 1996


                                GAILEN J. HULL
                       By:      Gailen J. Hull, Senior Vice President
                                Principal Accounting Officer
                       Date:    March 25, 1996

                                A. LEE SACKS*
                       By:      A. Lee Sacks, Director
                       Date:    March 25, 1996

                                STUART C. NATHAN*
                       By:      Stuart C. Nathan, Executive Vice President
                                  and Director
                       Date:    March 25, 1996


                       *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                                GAILEN J. HULL
                       By:      Gailen J. Hull, Attorney-in-Fact
                       Date:    March 25, 1996

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

10-S. through
  10-DD.      Exhibits 10-S. through 10-DD.
              are hereby incorporated herein by
              reference.                                           Yes

10-EE.        Documents relating to the extension of the
              mortgage loan secured by the 900 Third
              Building are filed herewith                          Yes

10-FF.        Documents relating to the lender realizing
              upon its mortgage security interest in the
              Park at Countryside Apartments are
              incorporated by reference.                           Yes

10-GG.        Documents relating to the refinancing of
              the Woodland Hills Apartments are
              hereby incorporated by reference.                    Yes

10-HH.        Purchase agreement relating to the sale
              of the 9701 Wilshire Building are
              hereby incorporated by reference.                    Yes

10-II.        Documents relating to the assignment
              of the Partnership's interest in the
              125 Broad Street Building are
              incorporated by reference.                           Yes

10-JJ.        Lockbox and forbearance agreements
              related to the mortgage note secured
              by the Wells Fargo Building are
              hereby incorporated by reference.                    Yes



10-KK.        Document relating to the
              Modification to Reserve Escrow
              Agreement relating to the
              260 Franklin Street Building
              is hereby incorporated by reference.                 Yes

10-LL.        Document relating to the
              Partnership Interest Purchase
              Agreement relating to sale of the
              Partnership's interest in
              Eastridge Mall is hereby
              incorporated by reference                            Yes

21.           List of Subsidiaries                                  No

24.           Powers of Attorney                                    No

27.           Financial Data Schedule                               No

99-A.         Form 8-K for Eastridge Mall
              for June 30, 1995                                     No

- -------------------
* Previously filed as Exhibits to the Partnership's Registration Statement (as amended) on Form S-11 (Filed No. 2-95382) of the Securities Act of 1933.
