Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1996-05-15
CIK 761023

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



                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    16




PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities. . . . . . . . . . .    18

Item 5.    Other Information. . . . . . . . . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    21






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1995 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 17,608,089     15,045,385
  Interest, rents and other receivables . . . . . . . . . . . . . . . .        1,095,457      1,451,221
  Escrow deposits and restricted securities . . . . . . . . . . . . . .       10,502,004     10,972,207
  Other restricted securities . . . . . . . . . . . . . . . . . . . . .        4,519,335      3,980,279
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       33,724,885     31,449,092
                                                                            ------------   ------------
Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,052,335     26,487,675
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      223,489,583    308,349,093
                                                                            ------------   ------------
                                                                             243,541,918    334,836,768
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .      (84,776,438)  (104,766,634)
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      158,765,480    230,070,134
                                                                            ------------   ------------
Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,644,460     22,432,665
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,437,097      3,852,745
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        4,571,049      4,902,626
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       11,869,590      8,300,712
                                                                            ------------   ------------
                                                                            $234,012,561    301,007,974
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------


Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $129,576,015    179,862,967
  Current portion of notes payable. . . . . . . . . . . . . . . . . . .           70,701         70,701
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,162,552      2,494,207
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        2,234,682      2,186,007
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .       14,420,550     13,583,612
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          862,955        486,906
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          521,652        521,652
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .      149,849,107    199,206,052

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,733        219,733
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          511,689        557,062
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       24,184,965     22,080,422
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,761,753      2,007,580
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          330,000        330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      108,698,777    108,528,346
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      285,556,024    332,929,195
Venture partners' subordinated equity in ventures . . . . . . . . . . .        5,559,686      5,439,926

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (18,965,090)   (17,335,834)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (908,722)      (908,722)
                                                                            ------------   ------------
                                                                             (19,853,812)   (18,224,556)
                                                                            ------------   ------------
   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (392,221,410)  (374,108,664)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (30,006,608)   (30,006,608)
                                                                            ------------   ------------
                                                                             (37,249,337)   (19,136,591)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (57,103,149)   (37,361,147)
                                                                            ------------   ------------
                                                                            $234,012,561    301,007,974
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   8,342,541     11,611,057
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          367,449        286,249
                                                                           -------------    -----------
                                                                               8,709,990     11,897,306
                                                                           -------------    -----------

Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        6,171,871      7,824,138
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,541,027      2,705,131
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        3,718,245      5,110,608
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .          258,956        262,089
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .          228,121        256,877
  General and administrative. . . . . . . . . . . . . . . . . . . . . .          287,640        189,473
  Provisions for value impairment . . . . . . . . . . . . . . . . . . .       26,000,000          --
                                                                           -------------    -----------
                                                                              38,205,860     16,348,316
                                                                           -------------    -----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . .      (29,495,870)    (4,451,010)

Partnership's share of loss from operations of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .       (1,589,906)    (1,685,265)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,557,910        605,399
                                                                           -------------    -----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .      (25,527,866)    (5,530,876)

Gain on sale of interest in unconsolidated venture. . . . . . . . . . .           97,158        605,796
                                                                           -------------    -----------
        Net earnings (loss) before extraordinary item
          and cumulative effect of an accounting change . . . . . . . .      (25,430,708)    (4,925,080)
                                                                           -------------    -----------

Extraordinary item - gain on forgiveness of indebtedness. . . . . . . .       27,888,706          --
Cumulative effect of an accounting change (net of venture
  partners' share of $7,800,000). . . . . . . . . . . . . . . . . . . .      (22,200,000)         --
                                                                           -------------    -----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .    $ (19,742,002)         --
                                                                           =============    ===========
        Net loss per limited partnership interest:
          Net operating earnings (loss) . . . . . . . . . . . . . . . .    $      (66.47)        (11.97)
          Net gain on sale of interests in unconsolidated ventures  . .              .22           1.35
          Extraordinary item. . . . . . . . . . . . . . . . . . . . . .            62.85          --
          Cumulative effect of accounting change. . . . . . . . . . . .           (50.32)         --
                                                                           -------------    -----------
                                                                           $      (53.72)        (10.62)
                                                                           =============    ===========
        Cash distributions per limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . .    $       --              8.00
                                                                           =============    ===========








                        See accompanying notes to consolidated financial statements.


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(19,742,002)     (4,925,080)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,541,027       2,705,131
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       228,121         256,877
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .       850,812         821,373
    Partnership's share of loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .     1,589,906       1,685,265
    Venture partners' share of ventures' operations,
      gain on sale of investment property, extraordinary
      item and cumulative effect of an accounting change. . . . . . . . . .    (3,449,118)       (605,399)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .    26,000,000           --
    Gain on sale of interest in unconsolidated ventures . . . . . . . . . .       (97,158)       (605,796)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .   (37,797,498)          --
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .    30,000,000           --

  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       113,483         314,849
    Current portion of notes receivable . . . . . . . . . . . . . . . . . .         --              5,906
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .       470,203        (784,836)
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .      (621,469)       (348,000)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       189,661         160,767
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (264,490)        517,594
    Amounts due affiliates. . . . . . . . . . . . . . . . . . . . . . . . .        48,675          10,322
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .     2,668,988       1,093,717
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       402,766         722,656
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (245,827)          --
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (20,673)        (18,377)
                                                                             ------------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .     1,865,407       1,006,969
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --          7,876,473
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (548,018)        (44,172)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     1,400,000          81,305
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (41,001)       (134,145)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .       810,981       7,779,461
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (113,684)       (185,470)
  Venture partners' contributions to ventures . . . . . . . . . . . . . . .         --             45,000
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (35,855)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --         (3,549,636)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (113,684)     (3,725,961)
                                                                             ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     2,562,704       5,060,469

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    15,045,385         844,080
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 17,608,089       5,904,549
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --          5,909,047
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .  $     97,158         605,796
                                                                             ============     ===========
    Disposition of investment property:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . .  $ 50,853,648           --
      Accrued interest expense on accelerated long-term debt. . . . . . . .     1,832,050           --
      Reduction of investment property. . . . . . . . . . . . . . . . . . .   (14,311,646)          --
      Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . .      (370,442)          --
      Reduction of other liabilities. . . . . . . . . . . . . . . . . . . .      (206,112)          --
                                                                             ------------     -----------
        Extraordinary item recognized due to lender realizing upon security  $ 37,797,498           --
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                   1996         1995         1996
                                 --------      ------    -------------
Property management and
  leasing fees. . . . . . . .    $ 67,562      21,221      1,558,806
Reimbursement (at cost) for
 out-of-pocket expenses
  and salaries and salary-
  related expenses. . . . . .      71,959      54,136        152,852
                                 --------     -------      ---------
                                 $139,521      75,357      1,711,658
                                 ========     =======      =========

     An affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin property. As a result of the affiliate's payment of management fees for 1996 and 1995 to the unaffiliated third party manager pursuant to the guarantee, the amount of such management fees is reflected as payable to an affiliate in the consolidated financial statements. Pursuant to the terms of the loan modification for 260 Franklin, cash flows from the property in an amount equal to all management fees and leasing fees have been escrowed by 260 Franklin and are reported as escrow deposits in the accompanying consolidated financial statements. Such affiliate is entitled to property management fees of $48,675 in 1996. As of March 31, 1996, $1,558,806 of management and leasing fees were unpaid.


JMB/900

     Occupancy of this building remained at 97% during the quarter. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 9% of the building's leasable square footage) of leased space expires in 1996 of which 25,900 square feet (approximately 5% of the building's leasable square footage) was released and 2,045 square feet was renewed during the quarter. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the Venture Partner, the Partnership, Carlyle-XIV ("C-XIV") and JMB/900, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the Venture Partners and the FDIC continue. In addition, it appears that the Venture Partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the Venture Partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the Venture Partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that JMB/900 will be able to recover any amounts from the Venture Partners.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of the date of this report, approximately $1,529,000 of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $1,024,000).


CALIFORNIA PLAZA

     Net cash flow continues to be escrowed with the lender (included in escrowed deposits as restricted securities). The Partnership recorded a provision for value impairment of $7,200,000 as of January 1, 1996.


SPRINGBROOK SHOPPING CENTER

     The Center is currently 69% occupied. A lease for approximately 13% of the center expires in May 1996 and the tenant has indicated it will not renew its lease. The center is expected to operate at a deficit in 1996. Therefore, the Partnership may decide not to commit significant additional amounts to the property and cease making monthly debt service payments. This would result in the Partnership no longer having an ownership interest in the property. As a results, the Partnership recorded a provision for value impairment of $1,400,000 as of January 1, 1996.


VILLAGES NORTHEAST

     In May 1996, the Dunwoody apartment complex was sold for $47,000,000 to the unaffiliated venture partner. The Partnership will recognize in 1996 a gain for financial reporting and Federal income tax purposes.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $1,827,806 and $1,840,858 of revenues and $836,074 and $1,001,759 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value as of $35,713,966 and $35,681,989 at March 31, 1996 and December 31, 1995.


PIPER JAFFRAY TOWER

     Occupancy of this building remained at 98% during the quarter.

     Under the terms of an August 1992 modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, excess cash flow generated under this agreement was $464,178 which was remitted to the lender in April 1996 from cash held by the venture. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At March 31, 1996, the balance of such escrow account totalled approximately $3,331,000. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) has agreed to defer receipt of its management fee until a later date.

As of March 31, 1996, the manager has deferred approximately $2,666,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 of which $919,500 is the Partnership's share) of management fees.

     In addition, upon sale or refinancing, the lender is entitled to a significant level of proceeds in excess of the then unpaid principal balance prior to the joint venture's receipt of proceeds. While the modification provides the joint venture with an opportunity to retain an ownership position in the property, there must be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the property before the joint venture can share in sale or refinancing proceeds.


160 SPEAR STREET BUILDING

     Title to the property was transferred to the lender in January 1996 in full satisfaction of the loan secured by the property.

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $18,200,000 as the cumulative effect of an accounting change to record value impairment and $23,254,162 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the three months ended March 31, 1996, and $258,038 and $1,502,716 of revenues and $155,927 and $606,791 of operating expenses for the three months ended March 31, 1996 and 1995, respectively. The property had a net carrying value of $33,088,882 at December 31, 1995.


260 FRANKLIN STREET BUILDING

     Occupancy of the property at March 31, 1996 has dropped to 91% from 93% at year-end 1995 and, in 1996, the leases of tenants occupying approximately 93,000 square feet (approximately 27% of the property) at the property expire. It is anticipated that there will be significant cost related to re-leasing this space.

     The long-term mortgage loan in the principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin as of such date, began submitting the net operating cash flow of the property to the lender while seeking a three year extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin is also marketing the property for sale. However, there can be no assurance that the joint venture will be able to sell the property or to obtain any modification or refinancing. If 260 Franklin is unable to sell the property or to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds. The Partnership recorded a provision for value impairment of $17,400,000 as of January 1, 1996.


WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of $197,410,700 as of March 31, 1996), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $2,697,500 and $3,152,500 as of
December 31, 1995 and March 31, 1996, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. Such an extension would likely require a partial paydown of the mortgage note from venture or Partnership funds. The joint venture had reached an agreement with the lender of the mortgage note whereby the lender would refrain from exercising its rights and remedies under the loan documents through March 1996 while the venture continues to negotiate an extension or refinancing of the note with the lender. The lender is currently considering an extension of such agreement. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow.
The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes. In the absence of an extension or refinancing of the notes and due to the uncertainty as to whether IBM will renew any of its remaining space, , the Partnership may decide not to commit any significant additional amounts to the property. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds. The promissory note has been classified as a current liability in the accompanying consolidated financial statements.


RIVEREDGE PLACE BUILDING

     The Partnership ceased making monthly debt service payments effective July 1, 1992. Since the Partnership ceased making monthly debt service payments, cash flow generated will likely be remitted to the lender and therefore these amounts (approximately $4.5 million and $4.0 million at March 31, 1996 and December 31, 1995, respectively) have been included in other restricted securities in the accompanying consolidated financial statements. If the Partnership's attempt for the mortgage note restructuring is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of March 31, 1996, the amount of principal and interest payments in arrears is approximately $14,944,000. The loan has been classified at March 31, 1996 as a current liability in the accompanying consolidated financial statements.


21900 BURBANK BUILDING

     In March 1996, the lender realized upon its security and took title to the property in full satisfaction of the loan secured for the property.

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $4,000,000 as cumulative effect of an accounting change to record value impairment and $4,634,544 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the three months ended March 31, 1996, and $259,986 and $567,286 of revenues and $102,186 and
$209,155 of operating expenses for the three months ended March 31, 1996 and 1995, respectively. The property had a net carrying value of $11,215,932 at December 31, 1995.


NEWPARK MALL

     As a result of the recent acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated which also owns the Macy's store at NewPark has approached the joint venture regarding the possible sale of the Emporium building to the joint venture. This would be accompanied by the closing of the Emporium Capwell operations at the mall. In the event that the joint venture decides to proceed with this transaction, the Partnership would utilize funds in reserve to pay for its share of the costs of acquiring the building and re-merchandising the store with a replacement operator.


WOODLAND HILLS APARTMENTS

     The Partnership has entered into a non-binding contract for sale of the property which, if consummated, would result in a gain for financial reporting and Federal income tax purposes in 1996. However, there can be no assurance that the transaction will be finalized under the proposal or any other conditions.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $508,993 and $474,062 of revenues and $158,525 and $182,921 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value of approximately $8,375,000 at March 31, 1996 and December 31, 1995.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     Although the Partnership expects to distribute sales proceeds from the disposition of certain of its remaining investment properties, aggregate distributions of net cash flow and sale and refinancing proceeds received by the Limited Partners over the entire term of the Partnerships will be substantially less than half of their original investment. However, in connection with sales or other disposition (including transfers of title to lenders) of properties (or interest therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is primarily due to distributions received from unconsolidated ventures.

     The decrease in interest, rents and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of rental payments received at the Dunwoody Apartments and the write off of accounts receivable at the 160 Spear Street Building and 21900 Burbank Building upon the lenders obtaining legal title to the properties in 1996.

     The decrease in the balance of escrow deposits and restricted securities at March 31, 1996 as compared to December 31, 1995 is primarily due to a reduction in the escrowed cash at the Cal Plaza Office Building to pay mortgage interest and cash remitted to the respective lenders upon their obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings partially offset by an increase at the 260 Franklin Street Building.

     The increase in other restricted securities at March 31, 1996 as compared to December 31, 1995 is due to the continued escrowing of cash to the lender of the RiverEdge Place.

     The decreases in land, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, current portion of long-term debt, accounts payable, and tenant security deposits at March 31, 1996 as compared to December 31, 1995 are primarily due to the respective lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings in 1996.

     The increases in venture partners' deficits in ventures at March 31, 1996 as compared to December 31, 1995 and the increase in venture partners' share of ventures' operation for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 are primarily due to the provision for value impairment of $17,400,000 ($5,229,000 to the Partnership) recorded at the 260 Franklin Street Building partially offset by the lender obtaining legal title to the 160 Spear Street Building in January 1996.

     The increase in the amounts due to affiliates at March 31, 1996 as compared to December 31, 1995 is due to the payment of property management fees and lease commissions for the 260 Franklin Street Building by an affiliate of the General Partners pursuant to a guarantee of payment.

     The increase in accrued interest payable at March 31, 1996 as compared to December 31, 1995 is primarily due to the continued accrual of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and on the promissory note secured by the Partnership's interest in the South Tower venture partially offset by the lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses, professional services, and amortization of deferred expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 are primarily due to the lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings in 1996, and the sale of the Partnership's 90% interest in the Eastridge Mall Venture on June 30, 1995.

     The increase in interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to a higher cash balance on hand and higher effective yields being earned on U.S. Government obligations held by the Partnership during 1996.

     The increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1996 and the recognition of certain additional prior year reimbursable costs to such affiliates.

     The provisions for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The gain on sale of interest in unconsolidated ventures for the three months March 31, 1996 and three months ended March 31, 1995 relates to the recognition of gain from the sale of JMB/Owning's interest in the Owings Mills Limited Partnership.

     The extraordinary item - gain on forgiveness of indebtedness represents the 1996 retirement of the mortgage notes on the 160 Spear Street and 21900 Burbank Building in full satisfaction of any accrued but unpaid venture costs.

     The cumulative effect of an accounting change represents a provision in 1996 to record value impairment on the 160 Spear Street and 21900 Burbank Buildings.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The lender of the mortgage note agreed to refrain from exercising its rights and remedies under the loan documents through March 31, 1996 (the lender is considering an extension of such agreement). The 160 Spear Street venture ceased making its monthly debt service payments effective June 1, 1995. Title to the property was transferred to the lenders in January 1996. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. The Partnership also ceased making debt service payments commencing with the November 1995 payment on the 21900 Burbank property. In March 1996, the lender realized upon its security and took title to the property. Reference is made to the Notes to Consolidated Financial Statements filed with this quarterly report, which are hereby incorporated herein by reference. The mortgage loan in the principle amount of approximately $88,000,000 secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of March 31, 1996, approximately $1,498,000 of interest on the mortgage loan was in arrears.


PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 900 Third Avenue Building
     New York, New York . . . . .    94%       96%        96%       97%     97%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    97%       97%        98%       98%     98%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia. . . . . . . . . . .    88%       88%        88%       89%     90%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .    96%       96%        96%       95%     95%
 5. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    99%       99%        99%      100%     97%
 6. 160 Spear Street Building
     San Francisco, California. .    89%       77%        76%       56%     N/A
 7. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland
     Hills), California . . . . .    96%       94%        96%       96%     N/A
 8. 260 Franklin Street Building
     Boston, Massachusetts. . . .    99%       99%        99%       98%     96%
 9. California Plaza
     Walnut Creek, California . .    95%       94%        93%       90%     91%
10. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    93%       93%        93%       91%     90%
11. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    80%       80%        80%       80%     79%
12. Springbrook Shopping Center
     Bloomingdale, Illinois . . .    72%       72%        70%       66%     69%

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

          10-I.    Acquisition documents relating to the purchase by the
Partnership of the Arthur D. Little Building in Woodland Hills, California, are hereby incorporated herein by reference to the Partnership's Registra-tion Statement on Post-Effective Amendment No. 3 to Form S-11 (File No. 2-95382) dated March 13, 1986.

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

          10-M.    Acquisition documents relating to the purchase by the
Partnership of the Springbrook Shopping Center in Bloomingdale, Illinois, are hereby incorporated herein by reference to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-16111) dated March 28, 1990.

          10-N.    Acquisition documents relating to the purchase by the
Partnership of the Erie-McClurg Parking Facility in Chicago, Illinois are hereby incorporated herein by reference to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-16111) dated March 28, 1990.

          10-O.*   Real Estate Purchase Agreement dated June 30, 1992,
between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

          10-P.*   First Amendment to Real Estate Purchase Agreement
dated August 26, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

          10-Q.*   Second Amendment to Real Estate Purchase Agreement
dated September 3, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

          10-R.    Documents relating to the modification of the mortgage
loan secured by California Plaza are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

          10-S.    First Amendment to Loan Documents relating to the
mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) is incorporated herein by reference to the Partnership's report for September 30, 1994 on Form 10-Q (File No. 0-16111) dated November 10, 1994.

          10-T.    Documents relating to the extension of the mortgage
loan secured by the 900 Third Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-U.    Documents relating to the refinancing of the Woodlands
Hills Apartments are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-V.    Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-W.    Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16111) dated August 9, 1995.

          10-X.    The Partnership Interest Purchase Agreement related to
the sale of the Partnership's interest in Eastridge Mall is hereby incorporated herein by reference to the Partnership's report for June 30, 1995 on From 8-K dated July 24, 1995.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996