Form 10-K/A
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1996-05-28
CIK 761023

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

                            AMENDMENT NO. 1


           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



                                      IRS Employer Identification
Commission File No. 0-16111                  No. 36-3314827





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 74 to 77



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                      By:   JMB Realty Corporation
                            Corporate General Partner



                            GAILEN J. HULL
                      By:   Gailen J. Hull
                            Senior Vice President





Dated:  May 28, 1996






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1995 and 1994.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XV, L.P., the Associates General Partner, and elected to continue the business of Realty Associates-XV, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

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