Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1996-08-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996         Commission file #0-16111




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





                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    17




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    20

Item 5.    Other Information. . . . . . . . . . . . . . . . .    21

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    23







PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 22,413,194     15,045,385
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          618,380      1,451,221
  Escrow deposits and restricted securities . . . . . . . . . . . . . .       10,529,788     10,972,207
  Other restricted securities . . . . . . . . . . . . . . . . . . . . .        5,012,325      3,980,279
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       38,573,687     31,449,092
                                                                            ------------   ------------
Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,607,682     26,487,675
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      166,159,593    308,349,093
                                                                            ------------   ------------
                                                                             179,767,275    334,836,768
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .      (65,840,300)  (104,766,634)
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      113,926,975    230,070,134
                                                                            ------------   ------------
Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,204,071     22,432,665
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,058,014      3,852,745
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        4,505,138      4,902,626
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       12,239,128      8,300,712
                                                                            ------------   ------------
                                                                            $190,507,013    301,007,974
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $140,595,872    179,862,967
  Current portion of notes payable. . . . . . . . . . . . . . . . . . .           70,701         70,701
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,729,639      2,494,207
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        2,186,007      2,186,007
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .       14,848,764     13,583,612
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          701,828        486,906
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          521,652        521,652
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .      162,654,463    199,206,052

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,733        219,733
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          389,897        557,062
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       25,004,951     22,080,422
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,761,753      2,007,580
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          330,000        330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       59,792,568    108,528,346
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      250,153,365    332,929,195
Venture partners' subordinated equity in ventures . . . . . . . . . . .        8,311,153      5,439,926

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (19,185,028)   (17,335,834)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,020,769)      (908,722)
                                                                            ------------   ------------
                                                                             (20,185,797)   (18,224,556)
                                                                            ------------   ------------

   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (391,100,110)  (374,108,664)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (41,650,279)   (30,006,608)
                                                                            ------------   ------------
                                                                             (47,771,708)   (19,136,591)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (67,957,505)   (37,361,147)
                                                                            ------------   ------------
                                                                            $190,507,013    301,007,974
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 6,654,927    12,344,283    14,997,468    23,955,340
  Interest income . . . . . . . . . . . . . . . .      414,507       300,714       781,956       586,963
                                                   -----------    ----------   -----------    ----------
                                                     7,069,434    12,644,997    15,779,424    24,542,303
                                                   -----------    ----------   -----------    ----------

Expenses:
  Mortgage and other interest . . . . . . . . . .    5,856,069     7,805,791    12,027,940    15,629,929
  Depreciation. . . . . . . . . . . . . . . . . .    1,127,701     2,710,631     2,668,728     5,415,762
  Property operating expenses . . . . . . . . . .    2,933,034     5,013,867     6,651,279    10,124,475
  Professional services . . . . . . . . . . . . .      144,024       163,776       402,980       425,865
  Amortization of deferred expenses . . . . . . .      213,826       292,942       441,947       549,819
  General and administrative. . . . . . . . . . .      463,091       246,824       750,731       436,297
  Provisions for value impairment . . . . . . . .        --            --       26,000,000         --
                                                   -----------    ----------   -----------    ----------
                                                    10,737,745    16,233,831    48,943,605    32,582,147
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .   (3,668,311)   (3,588,834)  (33,164,181)   (8,039,844)

Partnership's share of loss from operations of
  unconsolidated ventures . . . . . . . . . . . .   (4,328,279)      (38,585)   (5,918,185)   (1,723,850)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .      364,873       523,931     5,922,783     1,129,330
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .   (7,631,717)   (3,103,488)  (33,159,583)   (8,634,364)

Gain on sale of interest in
  unconsolidated ventures . . . . . . . . . . . .       98,871     6,336,896       196,029     6,942,692
Gain on sale of investment
  properties, net of venture
  partner's share of gain of
  $3,113,318 and manager's incentive
  fee of $1,730,016 . . . . . . . . . . . . . . .    8,835,590         --        8,835,590         --
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) before
          extraordinary item and cumulative
          effect of an accounting change. . . . .    1,302,744     3,233,408   (24,127,964)   (1,691,672)
                                                   -----------    ----------   -----------    ----------
Extraordinary item - prepayment penalties . . . .     (386,202)        --         (386,202)        --
Extraordinary item - gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . .        --            --       27,873,526         --
Cumulative effect of an accounting change
  (net of venture partners' share of
  $7,800,000) . . . . . . . . . . . . . . . . . .        --            --      (22,200,000)        --
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $   916,542     3,233,408   (18,840,640)   (1,691,672)
                                                   ===========    ==========   ===========    ==========
        Net loss per limited partnership
         interest:
          Net operating earnings (loss) . . . . .  $    (16.51)        (6.71)       (71.74)       (18.68)
          Gain on sale of interests in
            unconsolidated ventures . . . . . . .          .22         14.14           .44         15.49
          Net gain on sale of investment
            properties. . . . . . . . . . . . . .        19.71         --            19.71         --
          Extraordinary items . . . . . . . . . .         (.86)        --            61.33         --
          Cumulative effect of accounting
            change. . . . . . . . . . . . . . . .        --            --           (48.03)        --
                                                   -----------    ----------   -----------    ----------
                                                   $      2.56          7.43        (38.29)        (3.19)
                                                   ===========    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     25.00         --            25.00          8.00
                                                   ===========    ==========   ===========    ==========

                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(18,840,640)     (1,691,672)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,668,728       5,415,762
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       441,947         549,819
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     1,709,437       1,669,250
    Partnership's share of loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .     5,918,185       1,723,850
    Venture partners' share of ventures' operations,
      gain on sale of investment property, extraordinary
      item and cumulative effect of an accounting change. . . . . . . . . .      (831,154)     (1,129,330)
    Provisions for value impairment . . . . . . . . . . . . . . . . . . . .    26,000,000           --
    Gain on sale of interest in unconsolidated ventures . . . . . . . . . .      (196,029)     (6,942,692)
    Total gain on sale of investment property . . . . . . . . . . . . . . .   (11,948,909)          --
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (37,782,318)          --
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .    30,000,000           --
                                                                             ------------     -----------
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       232,203         765,081
    Current portion of notes receivable . . . . . . . . . . . . . . . . . .         --             11,967
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .       442,419      (2,741,458)
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .    (1,450,605)       (682,000)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       255,572         347,728
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (360,505)      1,763,204
    Amounts due affiliates. . . . . . . . . . . . . . . . . . . . . . . . .         --            100,167
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .     3,117,196       2,653,751
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       241,638         432,223
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .         --             15,000
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (245,827)      2,745,058
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (121,366)       (120,233)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (15,000)
                                                                             ------------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .      (750,028)      4,870,475
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --            717,825
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (983,690)       (240,740)
  Cash proceeds from sale of interests in venture . . . . . . . . . . . . .    19,942,016         671,006
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     1,430,967       1,018,316
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --            (20,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (107,553)       (178,046)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    20,281,740       1,968,361
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payment on note payable . . . . . . . . . . . . . . . . . . . .         --            (70,701)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (172,148)     (2,547,245)
  Contributions from venture partners . . . . . . . . . . . . . . . . . . .         --             45,000
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (236,037)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (112,047)        (35,855)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (11,643,671)     (3,549,636)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (12,163,903)     (6,158,437)
                                                                             ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     7,367,809         680,399

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    15,045,385         844,080
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 22,413,194       1,524,479
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 10,762,788      11,306,964
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .  $    196,029       6,942,692
                                                                             ============     ===========
    Sale of interest in venture:
      Sales proceeds, net of selling expenses . . . . . . . . . . . . . . .  $ 58,491,799      24,075,000
      Payoff of mortgage loan . . . . . . . . . . . . . . . . . . . . . . .   (38,549,783)    (23,403,994)
                                                                             ------------     -----------
          Cash proceeds from sale of interest in venture. . . . . . . . . .  $ 19,942,016         671,006
                                                                             ============     ===========
    Disposition of investment property:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . .  $ 50,853,648           --
      Accrued interest expense on accelerated long-term debt. . . . . . . .     1,874,031           --
      Reduction of investment property. . . . . . . . . . . . . . . . . . .   (14,368,807)          --
      Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . .      (370,442)          --
      Reduction of other liabilities. . . . . . . . . . . . . . . . . . . .      (206,112)          --
                                                                             ------------     -----------
        Extraordinary item recognized due to lender
          realizing upon security . . . . . . . . . . . . . . . . . . . . .  $ 37,782,318           --
                                                                             ============     ===========

    Incentive fee payable to manager of investment property . . . . . . . .  $  1,730,016           --
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-16111) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996         1995         1996
                                 --------      ------    -------------
Property management and
  leasing fees. . . . . . . .     $82,486      39,344      1,564,686
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .     105,347     118,787         97,366
                                 --------     -------      ---------

                                 $187,833     158,131      1,662,052
                                 ========     =======      =========

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. As of June 30, 1996, $521,757 and $988,375 of management and leasing fees payable to the unaffiliated third party property manager and the affiliate of the General Partners, respectively, were unpaid, of which the Partnership's share is $365,230 and $691,862, respectively.

JMB/900

     Occupancy of this building increased to 98% at the end of the first quarter. The midtown Manhattan market remains competitive. Approximately 44,000 square feet (approximately 9% of the building's leasable square footage) of leased space expires in 1996 of which 25,900 square feet (approximately 5% of the building's leasable square footage) has been released and 2,045 square feet was renewed to date. The property's operating cash flow will be adversely affected by lower rental rates achieved and leasing costs incurred upon releasing this space and may be adversely affected by increased vacancy during the releasing period.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the Venture Partner, the Partnership, Carlyle-XIV ("C-XIV") and JMB/900, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the Venture Partners and the FDIC continue. In connection with the current settlement discussions, the FDIC has filed two additional lawsuits against JMB/900 and the non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the ownership of the Progress Partners interest of the Venture Partner. JMB/900 has entered into an agreement with the FDIC to stay these proceedings against itself pending the outcome of the current settlement discussions. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself. In addition, it appears that the Venture Partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the Venture Partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the Venture Partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that JMB/900 will be able to recover any amounts from the Venture Partners.

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

CALIFORNIA PLAZA

     Net cash flow continues to be escrowed with the lender (included in escrowed deposits as restricted securities) pursuant to the December 1993 loan modification. The Partnership recorded a provision for value impairment of $7,200,000 as of January 1, 1996 as the Partnership does not consider this property to be a source of future long-term liquidity.


SPRINGBROOK SHOPPING CENTER

     The Center is currently 55% occupied. A lease for approximately 13% of the center expired in May 1996 and the tenant did not renew its lease. The center is expected to operate at a deficit in 1996. Therefore, the Partnership has decided not to commit significant additional amounts to the property and ceased making monthly debt service payments in June 1996. Commencing in June 1996, all net cash flow from the property is being escrowed with the lender. This will likely result in the Partnership no longer having an ownership interest in the property. The Partnership recorded a provision for value impairment of $1,400,000 as of January 1, 1996.

     The property was classified as held for sale or disposition as of April 1, 1996 and therefore has not been subject to continued depreciation.

The accompanying consolidated financial statements include revenues of $364,710 and $447,748 and operating expenses of $228,009 and $189,591 for the three months ended June 30, 1996 and 1995. The property had a net carrying value of $9,912,203 at December 31, 1995.


VILLAGES NORTHEAST

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds was utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $304,453 was reported as an extraordinary item in the 1996 financial consolidated statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $551,000) was paid to the State of Georgia on behalf of the Limited Partners for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $7,260,000 for financial reporting purposes at June 30, 1996 and expects to recognize a gain of approximately $18,700,000 for Federal income tax purposes in 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include revenues of $2,560,507 and $3,691,518 and operating expenses of $2,251,414 and $3,893,497 for the six months ended June 30, 1996 and 1995. The property had a net carrying value of $35,681,989 at December 31, 1995.


PIPER JAFFRAY TOWER

     Occupancy of this building remained at 98% during the quarter.

     Under the terms of an August 1992 modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993 and 1994 totalled $1,390,910 and $353,251, respectively. During 1995, excess cash flow generated under this agreement was $464,178 which was remitted to the lender in April 1996 from cash held by the venture. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At June 30, 1996, the balance of such escrow account totalled approximately $3,546,000. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) has agreed to defer receipt of its management fee until a later date.

     As of June 30, 1996, the manager has deferred approximately $2,896,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 of which approximately $919,500 is the Partnership's share) of management fees.

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

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $18,200,000 as the cumulative effect of an accounting change to record value impairment and $23,254,162 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the six months ended June 30, 1996, and $258,038 and $2,977,602 of revenues and $155,927 and
$1,282,455 of operating expenses for the six months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $33,088,882 at December 31, 1995.


260 FRANKLIN STREET BUILDING

     Occupancy of the property at June 30, 1996 has dropped to 95% from 98% at year-end 1995 and in the remaining portion of 1996, the leases of tenants occupying approximately 31,000 square feet (approximately 9% of the property) at the property expire. There can be no assurance that these leases will be renewed therefore significant costs related to re-leasing this space may be incurred.

     The long-term mortgage loan in the principal amount of approximately $75,000,000 matured January 1, 1996. Therefore, 260 Franklin as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. However, there can be no assurance that the joint venture will be able to obtain any modification or extension. If 260 Franklin is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. This would result in 260 Franklin and the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds. The 260 Franklin venture recorded a provision for value impairment of $17,400,000 as of January 1, 1996.


WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of $197,376,393 as of June 30, 1996), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $2,697,500 and $4,062,500 as of
December 31, 1995 and June 30, 1996, respectively) matured December 1, 1994. The Partnership and the joint venture have been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. Such an extension would likely require a partial paydown of the mortgage note from venture or Partnership funds. The venture continues to make interest payments to the lender under the original terms of the mortgage note and is required to escrow all available cash flow.
The Partnership has ceased making debt service payments on the promissory note and an extension or refinancing with the lender is likely to be dependent on the results of negotiations with the lender of the mortgage note. Such negotiations could involve a restructuring or potential paydown of the venture's obligations, however, no amounts will be contributed by the venture or the Partnership unless there is a reasonable expectation of recovery of such incremental amounts. There is no assurance that the joint venture or the Partnership will be able to extend or refinance these notes.

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


RIVEREDGE PLACE BUILDING

     The Partnership ceased making monthly debt service payments effective July 1, 1992. Since the Partnership ceased making monthly debt service payments, cash flow generated by the property will likely be remitted to the lender and therefore these amounts (approximately $5.0 million and $4.0 million at June 30, 1996 and December 31, 1995, respectively) have been included in other restricted securities in the accompanying consolidated financial statements. If the Partnership's attempt for the mortgage note restructuring is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of June 30, 1996, the amount of principal and interest payments in arrears is approximately $15,898,000. The loan has been classified at June 30, 1996 and December 31, 1995 as a current liability in the accompanying consolidated financial statements.

21900 BURBANK BUILDING

     In March 1996, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property.

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $4,000,000 as cumulative effect of an accounting change to record value impairment and $4,619,364 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the six months ended June 30, 1996, and $395,802 and $1,128,912 of revenues and $222,823 and $385,702 of operating expenses for the six months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $11,215,932 at December 31, 1995.


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

     In response to uncertainty concerning the Partnership's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the Partnership has shortened its intended holding period for this investment to not later than 1999, the NewPark venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,870,000. Such provision was recorded to reduce the venture's carrying value of the investment property to its estimated fair market value.


WOODLAND HILLS APARTMENTS

     On May 22, 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party for $12,225,000 less selling costs of approximately $282,000. A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $8,175,000. As a result of the sale, the Partnership recognized a gain of approximately $1,500,000 for financial reporting purposes at June 30, 1996 and expects to recognize a gain of approximately $5,600,000 for Federal income tax purposes.

     In February 1991, the Partnership had entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of the agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property. Effective February 1, 1991 the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. As a result of the sale of the property in May 1996, the seller/manager is entitled to receive payment of approximately $1,730,000 which is included in accounts payable at June 30, 1996. The Partnership has reduced its recognized gain by such amount.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $778,954 and $955,855 of revenues and $375,467 and $370,287 of operating expenses for the six months ended June 30, 1996 and 1995. The property had a net carrying value of approximately $8,375,000 at December 31, 1995.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 21,591 Interests in the Partnership at between $40 and $50 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 5,227 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offer for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offers and additional potential tender offer for Interests are expected to increase Partnership operating expenses in the third quarter.

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

     Although the Partnership expects to distribute sales proceeds from the disposition of certain of its remaining investment properties, aggregate distributions of net cash flow and sale and refinancing proceeds received by the Limited Partners over the entire term of the Partnerships will be substantially less than half of their original investment. However, in connection with sales or other disposition (including transfers of title to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the respective lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings and the sale of the Dunwoody Crossing and Woodland Hills apartment complexes in 1996. The Partnership is considering using a portion of these funds for its share of the costs for a possible acquisition of the Emporium Capwell store at NewPark Mall and re-merchandising the store with a replacement operator.

     The increase in cash at June 30, 1996 as compared to December 31, 1995 is primarily due to the temporary investment of sales proceeds from the sale of Dunwoody Crossing and Woodland Hills apartments.

     The increase in other restricted securities at June 30, 1996 as compared to December 31, 1995 is due to the continued generation of cash flow from the RiverEdge Place office building which is anticipated to be remitted to the property's lender.

     The increase in venture partners' deficits in ventures at June 30, 1996 as compared to December 31, 1995 and the increase in venture partners' share of ventures' operations for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 are primarily due to the provision for value impairment of $17,400,000 ($5,229,000 to the Partnership) recorded at the 260 Franklin Street Building, partially offset by the lender obtaining legal title to the 160 Spear Street Building in January 1996.

     The increase in accounts payable at June 30, 1996 as compared to December 31, 1995 is primarily due to $1,730,016 payable to the manager at Woodland Hills apartments from sales proceeds.

     The increase in accrued interest payable at June 30, 1996 as compared to December 31, 1995 is primarily due to the continued accrual of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and on the promissory note secured by the Partnership's interest in the South Tower venture partially offset by the lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings.

     The increase in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to a higher cash balance on hand and higher effective yields being earned on U.S. Government obligations held by the Partnership during 1996.

     The increase in Partnership's share of loss from unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to a provision for value impairment recorded at NewPark Mall at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,870,000.

     The provision for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The gain on sale of interest in unconsolidated ventures of $98,871 and $196,029 for the three and six months ended June 30, 1996, respectively, relates to the receipt of proceeds from the sale of JMB/Owings interest in the Owings Mills Limited Partnership. The gain on sale of interest in unconsolidated ventures of $6,336,896 and $6,942,692 for the three and six months ended June 30, 1995, respectively, related to the receipt of proceeds from the sale of the JMB/Owings interest and gain from the sale of the Partnership's interest in the Eastridge Development Company on June 30, 1995.

     The gain on sale of investment properties of $8,835,590 for the three and six months ended June 30, 1996 relates to the recognition of gain from the sale of the Woodland Hills and Dunwoody apartment complexes of $1,571,181 and $7,264,409, respectively, in 1996.

     The extraordinary item - gain on forgiveness of indebtedness of $27,873,526 represents the 1996 retirement of the mortgage notes on the 160 Spear Street ($23,254,162) and 21900 Burbank Buildings ($4,619,364) in full satisfaction upon transfer of title to the properties to the respective lenders.

     The extraordinary item - prepayment penalties represents the costs incurred on the early extinguishment of debt on the Woodland Hills and Dunwoody Crossing mortgage notes payable.

     The cumulative effect of an accounting change of $22,200,000 represents provisions in 1996 to record value impairment on the 160 Spear Street ($18,200,000) and 21900 Burbank Buildings ($4,000,000) in compliance with SFAS 121.

     The increase in general and administrative expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1996 and the recognition of certain additional prior year reimbursable costs to such affiliates.





PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. Reference is made to the respective Notes for these properties in the Notes to Consolidated Financial Statements filed with this quarterly report for discussion of the defaults under these loans, which are hereby incorporated herein by reference. The mortgage loan in the amount of approximately $88,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of June 30, 1996, approximately $422,740 of interest on the mortgage loan was in arrears.

     In June 1996, the Partnership ceased making the scheduled monthly debt service payments on the mortgage loan secured by the Springbrook Shopping Center. As of June 30, 1996, the mortgage loan had a balance of approximately $11,000,000 (including approximately $246,000 of accrued interest) classified as a current liability in the accompanying consolidated financial statements.





PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 900 Third Avenue Building
     New York, New York . . . . .    94%       96%        96%       97%     97%      98%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    97%       97%        98%       98%     98%      98%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia. . . . . . . . . . .    88%       88%        88%       89%     90%      91%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .    96%       96%        96%       95%     95%      97%
 5. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    99%       99%        99%      100%     97%      N/A
 6. 160 Spear Street Building
     San Francisco, California. .    89%       77%        76%       56%     N/A      N/A
 7. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland
     Hills), California . . . . .    96%       94%        96%       96%     N/A      N/A
 8. 260 Franklin Street Building
     Boston, Massachusetts. . . .    99%       99%        99%       98%     96%      95%
 9. California Plaza
     Walnut Creek, California . .    95%       94%        93%       90%     91%      89%
10. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    93%       93%        93%       91%     90%      N/A
11. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    80%       80%        80%       80%     79%      79%
12. Springbrook Shopping Center
     Bloomingdale, Illinois . . .    72%       72%        70%       66%     69%      55%

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

          10-G.    Acquisition documents relating to the purchase by the
Partnership of the Springbrook Shopping Center in Bloomingdale, Illinois, are hereby incorporated herein by reference to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-16111) dated March 28, 1990.

          10-H.    Documents relating to the modification of the mortgage
loan secured by California Plaza are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

          10-I.    Documents relating to the extension of the mortgage
loan secured by the 900 Third Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-J.    Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-K.    Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16111) dated August 9, 1995.

          27.      Financial Data Schedule

          ---------------

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996