Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1996-11-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996    Commission file #0-16111




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





                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    18




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    20

Item 5.    Other Information. . . . . . . . . . . . . . . . .    21

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    23








PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 20,415,871     15,045,385
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          889,953      1,451,221
  Escrow deposits and restricted securities . . . . . . . . . . . . . .        7,293,850     10,972,207
  Other restricted securities . . . . . . . . . . . . . . . . . . . . .        5,360,032      3,980,279
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       33,959,706     31,449,092
                                                                            ------------   ------------
Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,294,801     26,487,675
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      172,163,086    308,349,093
                                                                            ------------   ------------
                                                                             186,457,887    334,836,768
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .      (67,296,758)  (104,766,634)
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      119,161,129    230,070,134
                                                                            ------------   ------------
Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,540,722     22,432,665
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,857,865      3,852,745
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        4,362,672      4,902,626
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --         8,300,712
                                                                            ------------   ------------
                                                                            $177,882,094    301,007,974
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $141,157,555    179,862,967
  Current portion of notes payable. . . . . . . . . . . . . . . . . . .            --            70,701
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,136,515      2,494,207
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        2,186,007      2,186,007
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .       16,180,379     13,583,612
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          750,584        486,906
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          521,652        521,652
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .      162,932,692    199,206,052

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,733        219,733
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          445,441        557,062
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       26,285,311     22,080,422
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,638,841      2,007,580
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          330,000        330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       60,097,515    108,528,346
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      251,949,533    332,929,195
Venture partners' subordinated equity in ventures . . . . . . . . . . .          711,569      5,439,926

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (19,794,901)   (17,335,834)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,020,769)      (908,722)
                                                                            ------------   ------------
                                                                             (20,795,670)   (18,224,556)
                                                                            ------------   ------------
   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (397,314,062)  (374,108,664)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (41,647,957)   (30,006,608)
                                                                            ------------   ------------
                                                                             (53,983,338)   (19,136,591)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (74,779,008)   (37,361,147)
                                                                            ------------   ------------
                                                                            $177,882,094    301,007,974
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 5,728,875    10,727,863    20,726,343    34,683,203
  Interest income . . . . . . . . . . . . . . . .      415,808       348,822     1,197,764       935,785
                                                   -----------    ----------   -----------    ----------
                                                     6,144,683    11,076,685    21,924,107    35,618,988
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    5,142,319     7,101,796    17,170,259    22,731,725
  Depreciation. . . . . . . . . . . . . . . . . .    1,456,458     2,505,137     4,125,186     7,920,899
  Property operating expenses . . . . . . . . . .    2,616,095     4,749,391     9,507,715    14,873,866
  Professional services . . . . . . . . . . . . .       51,923        25,355       454,903       451,220
  Amortization of deferred expenses . . . . . . .      213,728       288,669       655,675       838,488
  General and administrative. . . . . . . . . . .      229,047       198,869       739,437       635,166
  Provisions for value impairment . . . . . . . .        --            --       26,000,000         --
                                                   -----------    ----------   -----------    ----------
                                                     9,709,570    14,869,217    58,653,175    47,451,364
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .   (3,564,887)   (3,792,532)  (36,729,068)  (11,832,376)

Partnership's share of loss from operations
  of unconsolidated ventures. . . . . . . . . . .     (580,378)    (611,812)    (6,498,563)   (2,335,662)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .   (6,109,229)      689,147      (186,446)    1,818,477
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .  (10,254,494)   (3,715,197)  (43,414,077)  (12,349,561)

Gain on sale of interest in
  unconsolidated ventures . . . . . . . . . . . .      100,610        93,828       296,639     7,036,520
Gain on sale of investment
  properties, net of venture
  partner's share of gain of
  $159,612 and manager's incentive
  fee of $1,730,016 . . . . . . . . . . . . . . .        --            --       12,058,519         --
                                                  ------------    ----------   -----------    ----------
        Net earnings (loss) before
          extraordinary item and cumulative
          effect of an accounting change. . . . .  (10,153,884)      (93,828)  (31,058,919)    7,036,520
                                                  ------------    ----------   -----------    ----------
Extraordinary item - prepayment penalties . . . .        --            --         (386,202)        --
Extraordinary item - gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . .        --            --       35,780,656         --
Cumulative effect of an accounting change . . . .        --            --      (30,000,000)        --
                                                  ------------    ----------   -----------    ----------
        Net earnings (loss) . . . . . . . . . . . $(10,153,884)   (3,621,369)  (25,664,465)   (5,313,041)
                                                  ============    ==========   ===========    ==========
        Net loss per limited partnership
         interest:
          Net operating earnings (loss) . . . . . $     (22.19)        (8.04)       (93.93)       (26.72)
          Gain on sale of interests in
            unconsolidated ventures . . . . . . .          .22           .21           .66         15.70
          Net gain on sale of investment
            properties. . . . . . . . . . . . . .        --            --            26.90         --
          Extraordinary items . . . . . . . . . .        --            --            78.97         --
          Cumulative effect of accounting
            change. . . . . . . . . . . . . . . .        --            --           (64.91)        --
                                                  ------------    ----------   -----------    ----------
                                                  $     (21.97)        (7.83)       (52.31)       (11.02)
                                                  ============    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . $     --             --            26.24          8.00
                                                  ============    ==========   ===========    ==========


                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(25,664,465)     (5,313,041)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,125,185       7,920,899
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       655,675         838,488
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     2,576,067       2,503,773
    Partnership's share of loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .     6,498,563       2,335,662
    Venture partners' share of ventures' operations and
      gain on sale of investment property . . . . . . . . . . . . . . . . .       215,580      (1,818,477)
    Provisions for value impairment . . . . . . . . . . . . . . . . . . . .    26,000,000           --
    Gain on sale of interest in unconsolidated ventures . . . . . . . . . .      (296,639)     (7,036,520)
    Total gain on sale of investment property . . . . . . . . . . . . . . .   (12,218,131)          --
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (35,780,656)          --
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .    30,000,000           --
                                                                             ------------     -----------
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        93,961          96,177
    Current portion of notes receivable . . . . . . . . . . . . . . . . . .         --             11,967
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .     3,678,357      (1,297,472)
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .    (1,594,910)     (1,103,803)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       338,802         502,646
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,988,208)        655,813
    Amounts due affiliates. . . . . . . . . . . . . . . . . . . . . . . . .         --            176,881
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .     4,450,051       4,057,774
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       290,394         508,805
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .         --             20,000
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (368,739)      2,622,145
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (66,797)         22,565
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (20,000)
                                                                             ------------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .       944,090       5,684,282
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --         10,113,062
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,207,065)       (930,696)
  Cash proceeds from sale of interests in venture . . . . . . . . . . . . .    19,942,016         671,006
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     2,898,467       1,018,316
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .        (3,558)        (20,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (263,283)       (962,936)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    21,366,577       9,888,752
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payment on note payable . . . . . . . . . . . . . . . . . . . .       (70,701)        (70,701)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (172,148)     (2,713,064)
  Contributions from venture partners . . . . . . . . . . . . . . . . . . .         --            201,000
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .    (4,943,936)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (112,047)        (35,855)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (11,641,349)     (3,549,636)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (16,940,181)     (6,168,256)
                                                                             ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     5,370,486       9,404,778

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    15,045,385         844,080
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 20,415,871      10,248,858
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 10,144,141      16,170,178
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .  $    296,639       7,036,520
                                                                             ============     ===========
    Total sales proceeds from sale of investment properties:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . .  $ 58,491,798      24,075,000
      Payoff of mortgage loans. . . . . . . . . . . . . . . . . . . . . . .   (38,549,782)    (23,403,994)
                                                                             ------------     -----------
          Cash proceeds from sale of investment properties. . . . . . . . .  $ 19,942,016         671,006
                                                                             ============     ===========

    Disposition of investment property:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . .  $ 50,853,648           --
      Accrued interest expense on accelerated long-term debt. . . . . . . .     1,853,284           --
      Reduction of investment property. . . . . . . . . . . . . . . . . . .   (16,419,175)          --
      Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . .      (370,442)          --
      Reduction of other liabilities. . . . . . . . . . . . . . . . . . . .      (136,659)          --
                                                                             ------------     -----------
        Extraordinary item recognized due to lender
          realizing upon security . . . . . . . . . . . . . . . . . . . . .  $ 35,780,656           --
                                                                             ============     ===========

    Incentive fee payable to manager of investment property . . . . . . . .  $  1,730,016           --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996         1995         1996
                                 --------      ------    -------------
Property management and
  leasing fees. . . . . . . .    $ 97,690      60,044      1,514,419
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .     169,914     168,938        124,368
                                 --------     -------      ---------

                                 $267,604     228,982      1,638,787
                                 ========     =======      =========

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. As of September 30, 1996, $521,757 and $988,375 of management and leasing fees payable to the unaffiliated third party property manager and the affiliate of the General Partners, respectively, were unpaid, of which the Partnership's share is $365,230 and $691,862, respectively.

JMB/900

     Occupancy of this building at the end of the third quarter remained at 98%. The midtown Manhattan market remains competitive. For the remainder of 1996, one tenant's lease covering approximately 10,000 square feet expires and the tenant is expected to vacate. With the exception of this anticipated vacancy, the manager has signed leases or is in final lease negotiations with tenants to occupy virtually all the remaining vacant space in the building. There are no significant lease expirations in 1997.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($2,909,000 of which was contributed by the Partnership) to pay past due real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and one of the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partner has defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against the Venture Partner, the Partnership, an affiliate of the Partnership and JMB/900, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partner as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements. Settlement discussions with one of the Venture Partners and the FDIC continue. In connection with the current settlement discussions, the FDIC has filed two additional lawsuits against JMB/900 and the non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the ownership of the Progress Partners interest of the Venture Partner. JMB/900 has entered into an agreement with the FDIC to stay these proceedings against itself pending the outcome of the current settlement discussions. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself. In addition, it appears that the Venture Partners may not have the financial capabilities to repay amounts advanced on their behalf. Consequently, a final settlement may involve redirecting to JMB/900 amounts otherwise payable to the Venture Partners in accordance with the venture agreement. Under certain circumstances, JMB/900 may consider purchasing one or all of the Venture Partners' positions in Progress Partners in order to resolve this and potential future disputes. There are no assurances that a settlement will be finalized or that JMB/900 will be able to recover any amounts from the Venture Partners.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of the date of this report, all the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $1,000,000).

CALIFORNIA PLAZA

     Net cash flow continues to be escrowed with the lender (included in escrowed deposits as restricted securities) pursuant to the December 1993 loan modification. The Partnership recorded a provision for value impairment of $7,200,000 as of January 1, 1996 as the Partnership does not consider this property to be a source of future long-term liquidity.


SPRINGBROOK SHOPPING CENTER

     The center is currently 53% occupied. The center is expected to operate at a deficit in 1996. The Partnership has decided not to commit significant additional amounts to the property and ceased making monthly debt service payments in June 1996. Accordingly, the mortgage loan with a scheduled maturity of April 1997 and a principal balance of $10,932,588 has been classified as a current liability as of September 30, 1996. Also, commencing in June 1996, all net cash flow from the property is being escrowed with the lender. Principal and interest payments in arrears as of September 30, 1996 were approximately $170,000. As a result of the non-payment of debt service, it is likely that the Partnership will no longer have an ownership interest in the property. The Partnership recorded a provision for value impairment of $1,400,000 as of January 1, 1996 as the Partnership does not consider this property to be a source of future long-term liquidity.

     The property was classified as held for sale or disposition as of April 1, 1996 and therefore has not been subject to continued depreciation.

The accompanying consolidated financial statements include revenues of $1,223,193 and $1,429,997 and operating expenses of $1,572,256 and $613,051 for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $8,448,395 at September 30, 1996 and $9,912,203 at December 31, 1995, respectively.


VILLAGES NORTHEAST

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds was utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $304,453 was reported as an extraordinary item in the 1996 consolidated financial statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $551,000) was paid to the State of Georgia on behalf of the Holders of Interests for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $10,376,000 for financial reporting purposes for the nine months ended September 30, 1996 and expects to recognize a gain of approximately $20,000,000 for Federal income tax purposes in 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include revenues of $2,728,010 and $5,627,329 and operating expenses of $1,154,099 and $2,612,375 for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $35,681,989 at December 31, 1995.

PIPER JAFFRAY TOWER

     Occupancy of this building remained at 98% at the end of the third quarter. A major law firm tenant, Popham Haik (103,782 square feet with a lease expiration date of January 31, 2003) informed the joint venture that as a result of recent attorney and staff downsizing, they no longer need all of their space and they would like the joint venture to consider taking back a significant portion of their space. The joint venture is analyzing the tenant's request. Popham Haik's existing rental rate does not exceed current market rental rates. In addition, Piper Jaffray (310,111 square feet with a lease expiration date of March 31, 2000) has requested that the joint venture submit a proposal for early renewal of its lease. Piper Jaffray has requested that in return for such early renewal, it would like an immediate reduction in the existing rental rate which exceeds current market rental rates. The joint venture is also analyzing this request.
Any modification or early renewal of either of these tenant leases would require the approval of the underlying lender.

     Under the terms of an August 1992 modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1993, 1994 or 1995. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1993, 1994 and 1995 totalled $1,390,910, $353,251 and
$464,178, respectively. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At September 30, 1996, the balance of such escrow account totalled approximately $3,711,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of September 30, 1996, the manager has deferred approximately $3,027,839 ($1,839,000 of which represents deferred fees due to affiliates through November 1994 of which approximately $919,500 is the Partnership's share) of management fees.

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

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $26,000,000 as the cumulative effect of an accounting change to record value impairment and $31,158,453 of extraordinary gain on extinguishment of debt upon the lender's taking title to the property for the nine months ended September 30, 1996, and $258,038 and $4,157,680 of revenues and $155,927 and $1,924,149 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $33,088,882 at December 31, 1995.


260 FRANKLIN STREET BUILDING

     Occupancy of the property at September 30, 1996 has dropped to 96% from 98% at year-end 1995 and, in the remaining portion of 1996, the leases of tenants occupying approximately 13,000 square feet (approximately 4% of the property) expire. There can be no assurance that these leases will renew.

     The long-term mortgage loan in the amount of approximately $88,000,000 (including accrued interest) matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. However, there can be no assurance that the joint venture will be able to obtain any modification or extension. If 260 Franklin is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. This would result in 260 Franklin and the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds. The Partnership and the 260 Franklin venture recorded a provision for value impairment of $17,400,000 as of January 1, 1996. As a result of the uncertainty of the Partnership recovering the deficit capital account from further operation or sale, such provision has all been allocated to the Partnership. This has resulted in the elimination of the venture partner's deficit balance.


WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of $189,060,307 as of September 30, 1996), as well as the promissory note secured by the Partnership's interest in the joint venture (with a balance of $22,750,000 and accrued interest of $2,697,500 and $4,745,000 as of
December 31, 1995 and September 30, 1996, respectively) matured December 1, 1994. The Partnership and the joint venture had been in discussions with the respective lenders regarding an extension of the mortgage note and the promissory note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In addition, the Partnership had ceased making debt service payments on the promissory note. Therefore, the promissory note has been classified as a current liability in the accompanying consolidated financial statements. Subsequent to the end of the third quarter, the Partnership, the joint venture partner, and the lenders reached an agreement to modify the mortgage note and the promissory note and to restructure the joint venture. The agreement provides that the mortgage note be extended to September 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon any sale or refinancing of the property subsequent to September 1, 1999 the mortgage loan requires payment of participation interest of any excess proceeds (as defined). The mortgage lender received a $2,000,000 extension fee which was paid by the venture partners in their ownership percentages. The Partnership's share of the extension fee was paid pursuant to the terms of its amended and restated promissory note. The Partnership's amended and restated promissory note has an adjusted balance of approximately $40,830,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the extension fee and a restructuring fee of approximately $11,500,000. The amended and restated promissory note which is also due September 2003, accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sale proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property. In conjunction with the note modifications, the joint venture was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership percentages. Since the terms of the agreement make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for financial reporting and for Federal income tax purposes with no corresponding distributable proceeds.


RIVEREDGE PLACE BUILDING

     The Partnership ceased making monthly debt service payments effective July 1, 1992. Since the Partnership ceased making monthly debt service payments, cash flow generated by the property will likely be remitted to the lender, and therefore these amounts (approximately $5.4 million and $4.0 million at September 30, 1996 and December 31, 1995, respectively) have been included in other restricted securities in the accompanying consolidated financial statements. If the Partnership's attempt to restructure the mortgage note is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. As of September 30, 1996, the amount of principal and interest payments in arrears is approximately $16,852,000. The loan has been classified at September 30, 1996 and December 31, 1995 as a current liability in the accompanying consolidated financial statements.


21900 BURBANK BUILDING

     In March 1996, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property.

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, has not been subject to continued depreciation. The accompanying consolidated financial statements include $4,000,000 as a cumulative effect of an accounting change to record value impairment and $4,622,203 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the nine months ended September 30, 1996, and $395,802 and $1,661,349 of revenues and $222,823 and $648,538 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $11,215,932 at December 31, 1995.


NEWPARK MALL

     As a result of the recent acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark Mall has approached the NewPark joint venture regarding the possible sale of the Emporium building to the NewPark joint venture. This would be accompanied by the closing of the Emporium Capwell operations at the mall. In the event that the NewPark joint venture decides to proceed with this transaction, the Partnership would utilize a portion of its available funds to pay for its share of the costs of acquiring the building and re-merchandising the store with a replacement operator.

     In response to uncertainty concerning the NewPark joint venture's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the NewPark joint venture's has shortened its intended holding period for this investment to not later than 1999, the NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,870,000. Such provision was recorded to reduce the venture's carrying value of the investment property to its then estimated fair market value.


WOODLAND HILLS APARTMENTS

     On May 22, 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party for $12,225,000 less selling costs of approximately $282,000. A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $8,175,000. As a result of the sale, the Partnership recognized a gain of $1,682,103 for financial reporting purposes and expects to recognize a gain of approximately $5,600,000 for Federal income tax purposes in 1996.

     In February 1991, the Partnership had entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of the agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property. Effective February 1, 1991 the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property. As a result of the sale of the property in May 1996, the seller/manager is entitled to receive payment of approximately $1,730,000, of which approximately $365,000 is unpaid and is included in accounts payable at September 30, 1996. The Partnership has reduced its recognized gain by such amount.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued deprecia-tion. The accompanying consolidated financial statements include $774,756 and $1,447,184 of revenues and $415,175 and $1,567,644 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of approximately $8,375,000 at December 31, 1995.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 21,591 Interests in the Partnership at between $40 and $50 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 5,227 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Holders of Interests in the Partnership.

These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offer for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

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

     As of September 30, 1996, the Partnership had consolidated cash and cash equivalents of approximately $20,416,000, of which approximately $18,054,000 is held by the Partnership. Of the remaining $2,362,000 (held by the Partnership's consolidated joint ventures) approximately $1,534,000 represents the Partnership's share of undistributed cash. These funds include retained cash proceeds of approximately $2,044,000 from the sale of the Woodland Hills apartments. These funds are available for distributions to partners, tenant improvements, leasing commissions, and other expenditures including the Partnership's share of the costs for a possible acquisition of the Emporium Capwell store at NewPark Mall and re-merchandising the store with a replacement operator.

     The Partnership expects to obtain sales proceeds from the disposition of only two of its eight remaining investment properties, NewPark Mall and 900 Third Avenue. Aggregate distributions of net cash flow and sale and refinancing proceeds received by the Holders of Interests over the entire term of the Partnership will be substantially less than half of their original investment. However, in connection with sales or other disposition (including transfers of title to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the respective lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings and the sale of the Dunwoody Crossing and Woodland Hills apartment complexes in 1996.

     The increase in cash at September 30, 1996 as compared to December 31, 1995 is primarily due to the receipt of sales proceeds from the sale of Woodland Hills apartments as discussed above.

     The increase in other restricted securities at September 30, 1996 as compared to December 31, 1995 is due to the continued generation of cash flow from the RiverEdge Place office building which is anticipated to be remitted to the property's lender.

     The decrease in venture partners' deficits in ventures at September 30, 1996 as compared to December 31, 1995 and the decrease in venture partners' share of ventures' operations for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 are primarily due to the Partnership's provision for value impairment of $17,400,000 related to the 260 Franklin Street Building.

     The increase in accrued interest payable at September 30, 1996 as compared to December 31, 1995 is primarily due to the continued accrual of unpaid interest on the mortgage loan secured by the RiverEdge Place investment property and on the promissory note secured by the Partnership's interest in the South Tower venture, partially offset by the lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings.

     The increase in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to a higher average invested cash balance and higher effective yields being earned on U.S. Government obligations held by the Partnership during 1996.

     The provision for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The increase in Partnership's share of loss from unconsolidated ventures for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to a provision for value impairment recorded at NewPark Mall at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,870,000.

     The gain on sale of interest in unconsolidated ventures of $100,610 and $296,639 for the three and nine months ended September 30, 1996, respectively, relates to the receipt of proceeds from the sale of JMB/Owings, interest in the Owings Mills Limited Partnership. The gain on sale of interest in unconsolidated ventures of $7,036,520 for the nine months ended September 30, 1995 related to the receipt of proceeds from the sale of the JMB/Owings interest and gain from the sale of the Partnership's interest in the Eastridge Development Company on June 30, 1995.

     The gain on sale of investment properties of $12,058,519 for the nine months ended September 30, 1996 relates to the recognition of gain from the sale of the Woodland Hills and Dunwoody apartment complexes of $1,682,103 and $10,376,416, respectively, in 1996.

     The extraordinary item - gain on forgiveness of indebtedness of $35,780,656 represents the 1996 retirement of the mortgage notes on the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title to the properties to the respective lenders.

     The extraordinary item - prepayment penalties represents the costs incurred on the early extinguishment of debt on the Woodland Hills and Dunwoody Crossing mortgage notes payable.

     The cumulative effect of an accounting change of $30,000,000 represents provisions in 1996 to record value impairment on the 160 Spear Street ($26,000,000) and 21900 Burbank Buildings ($4,000,000) in compliance with SFAS 121.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the Wells Fargo South Tower joint venture matured December 1, 1994. During November 1996, the Partnership and its venture partners recorded an agreement with the mortgage note and promissory note lenders to restructure such notes and the equity ownership of the Wells Fargo Center as more fully described in the Notes to Consolidated Financial Statements hereby incorporated herein by reference. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. The mortgage loan in the amount of approximately $88,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of September 30, 1996, approximately $4,493,000 of interest on the mortgage loan was in arrears. In June 1996, the Partnership ceased making the scheduled monthly debt service payments on the mortgage loan secured by the Springbrook Shopping Center. As of September 30, 1996, the mortgage loan had a balance of approximately $11,000,000 (including approximately $269,000 of accrued interest) classified as a current liability in the accompanying consolidated financial statements.

     Reference is also made to the respective Notes for these properties in the Notes to Consolidated Financial Statements filed with this quarterly report for discussion of the defaults under these loans, which are hereby incorporated herein by reference.





PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. 900 Third Avenue Building
     New York, New York . . . . .    94%       96%        96%       97%     97%      98%     98%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    97%       97%        98%       98%     98%      98%     98%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia. . . . . . . . . . .    88%       88%        88%       89%     90%      91%     90%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .    96%       96%        96%       95%     95%      97%     92%
 5. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    99%       99%        99%      100%     97%      N/A     N/A
 6. 160 Spear Street Building
     San Francisco, California. .    89%       77%        76%       56%     N/A      N/A     N/A
 7. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland
     Hills), California . . . . .    96%       94%        96%       96%     N/A      N/A     N/A
 8. 260 Franklin Street Building
     Boston, Massachusetts. . . .    99%       99%        99%       98%     96%      95%     96%
 9. California Plaza
     Walnut Creek, California . .    95%       94%        93%       90%     91%      89%     89%
10. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    93%       93%        93%       91%     90%      N/A     N/A
11. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    80%       80%        80%       80%     79%      79%     77%
12. Springbrook Shopping Center
     Bloomingdale, Illinois . . .    72%       72%        70%       66%     69%      55%     53%

--------------------

     An N/A indicates that the property, or the Partnership's interest in the property was sold or was not owned by the Partnership at the end of the period.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          3-A.     Amended and Restated Agreement of Limited Partnership,
is hereby incorporated by reference to Exhibit 3 to the Partnership's Form 10-K (File No. 0-16111) for December 31, 1992 dated March 19, 1993.

          3-B.     Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

          27.      Financial Data Schedule

          ---------------

          (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996