Form 10-Q/A
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1996-11-25
CIK 761023

November 25, 1996




Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549


Re:     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
        Commission File No. 0-16111
        Form 10-Q/A



Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q\A for the quarter ended September 30, 1996.

Thank you.


Very truly yours,

CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

BY:     JMB Realty Corporation
        (Corporate General Partner)



        By:   GAILEN J. HULL
              Gailen J. Hull, Senior Vice President
              and Principal Accounting Officer



GJH/kg

Enclosures






                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

     PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements.  Pages 3 through 17

     PART II  OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities.  Page 20


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  November 25, 1996




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 20,415,871     15,045,385
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          889,953      1,451,221
  Escrow deposits and restricted securities . . . . . . . . . . . . . .        7,293,850     10,972,207
  Other restricted securities . . . . . . . . . . . . . . . . . . . . .        5,360,032      3,980,279
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       33,959,706     31,449,092
                                                                            ------------   ------------
Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,294,801     26,487,675
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      172,163,086    308,349,093
                                                                            ------------   ------------
                                                                             186,457,887    334,836,768
    Less accumulated depreciation . . . . . . . . . . . . . . . . . . .      (67,296,758)  (104,766,634)
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      119,161,129    230,070,134
                                                                            ------------   ------------
Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,540,722     22,432,665
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,857,865      3,852,745
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        4,362,672      4,902,626
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --         8,300,712
                                                                            ------------   ------------
                                                                            $177,882,094    301,007,974
                                                                            ============   ============
                                                      3



                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $141,157,555    179,862,967
  Current portion of notes payable. . . . . . . . . . . . . . . . . . .            --            70,701
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,136,515      2,494,207
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        2,186,007      2,186,007
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .       16,180,379     13,583,612
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          750,584        486,906
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          521,652        521,652
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .      162,932,692    199,206,052

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          219,733        219,733
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          445,441        557,062
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       26,285,311     22,080,422
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,638,841      2,007,580
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          330,000        330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       60,097,515    108,528,346
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      251,949,533    332,929,195
Venture partners' subordinated equity in ventures . . . . . . . . . . .          711,569      5,439,926

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (19,794,901)   (17,335,834)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,020,769)      (908,722)
                                                                            ------------   ------------
                                                                             (20,795,670)   (18,224,556)
                                                                            ------------   ------------

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                      -----------------------------------------------------------------


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (397,314,062)  (374,108,664)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (41,647,957)   (30,006,608)
                                                                            ------------   ------------
                                                                             (53,983,338)   (19,136,591)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (74,779,008)   (37,361,147)
                                                                            ------------   ------------
                                                                            $177,882,094    301,007,974
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                 ---------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                  ------------    ----------   -----------    ----------
Gain on sale of interest in
  unconsolidated ventures . . . . . . . . . . . .      100,610        93,828       296,639     7,036,520
Gain on sale of investment
  properties, net of venture
  partner's share of gain of
  $159,612 and manager's incentive
  fee of $1,730,016 . . . . . . . . . . . . . . .        --            --       12,058,519         --
                                                  ------------    ----------   -----------    ----------
        Net earnings (loss) before
          extraordinary item and cumulative
          effect of an accounting change. . . . .  (10,153,884)   (3,621,369)  (31,058,919)   (5,313,041)
                                                  ------------    ----------   -----------    ----------
Extraordinary item - prepayment penalties . . . .        --            --         (386,202)        --
Extraordinary item - gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . .        --            --       35,780,656         --
Cumulative effect of an accounting change . . . .        --            --      (30,000,000)        --
                                                  ------------    ----------   -----------    ----------
        Net earnings (loss) . . . . . . . . . . . $(10,153,884)   (3,621,369)  (25,664,465)   (5,313,041)
                                                  ============    ==========   ===========    ==========
        Net loss per limited partnership
         interest:
          Net operating earnings (loss) . . . . . $     (22.19)        (8.04)       (93.93)       (26.72)
          Gain on sale of interests in
            unconsolidated ventures . . . . . . .          .22           .21           .66         15.70
          Net gain on sale of investment
            properties. . . . . . . . . . . . . .        --            --            26.90         --
          Extraordinary items . . . . . . . . . .        --            --            78.97         --
          Cumulative effect of accounting
            change. . . . . . . . . . . . . . . .        --            --           (64.91)        --
                                                  ------------    ----------   -----------    ----------
                                                  $     (21.97)        (7.83)       (52.31)       (11.02)
                                                  ============    ==========   ===========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . $     --             --            26.24          8.00
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --         10,113,062
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,207,065)       (930,696)
  Cash proceeds from sale of interests in venture . . . . . . . . . . . . .    19,942,016         671,006
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     2,898,467       1,018,316
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .        (3,558)        (20,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (263,283)       (962,936)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    21,366,577       9,888,752
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payment on note payable . . . . . . . . . . . . . . . . . . . .       (70,701)        (70,701)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (172,148)     (2,713,064)
  Contributions from venture partners . . . . . . . . . . . . . . . . . . .         --            201,000
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .    (4,943,936)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (112,047)        (35,855)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (11,641,349)     (3,549,636)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (16,940,181)     (6,168,256)
                                                                             ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     5,370,486       9,404,778

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    15,045,385         844,080
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 20,415,871      10,248,858
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 10,144,141      16,170,178
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .  $    296,639       7,036,520
                                                                             ============     ===========
    Total sales proceeds from sale of investment properties:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . .  $ 58,491,798      24,075,000
      Payoff of mortgage loans. . . . . . . . . . . . . . . . . . . . . . .   (38,549,782)    (23,403,994)
                                                                             ------------     -----------
          Cash proceeds from sale of investment properties. . . . . . . . .  $ 19,942,016         671,006
                                                                             ============     ===========

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 1996             1995
                                                                             ------------     -----------

    Disposition of investment property:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . .  $ 50,853,648           --
      Accrued interest expense on accelerated long-term debt. . . . . . . .     1,853,284           --
      Reduction of investment property. . . . . . . . . . . . . . . . . . .   (16,419,175)          --
      Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . .      (370,442)          --
      Reduction of other liabilities. . . . . . . . . . . . . . . . . . . .      (136,659)          --
                                                                             ------------     -----------
        Extraordinary item recognized due to lender
          realizing upon security . . . . . . . . . . . . . . . . . . . . .  $ 35,780,656           --
                                                                             ============     ===========

    Incentive fee payable to manager of investment property . . . . . . . .  $  1,730,016           --
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



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage note secured by the Wells Fargo Center as well as the promissory note secured by the Partnership's interest in the Wells Fargo South Tower joint venture matured December 1, 1994. During November 1996, the Partnership and its venture partners recorded an agreement with the mortgage note and promissory note lenders to restructure such notes and the equity ownership of the Wells Fargo Center as more fully described in the Notes to Consolidated Financial Statements hereby incorporated herein by reference. In addition, in July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building. The mortgage loan in the amount of approximately $88,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of September 30, 1996, 260 Franklin is current with respect to the accrued interest based on the current loan agreement. In June 1996, the Partnership ceased making the scheduled monthly debt service payments on the mortgage loan secured by the Springbrook Shopping Center. As of September 30, 1996, the mortgage loan had a balance of approximately $11,000,000 (including approximately $269,000 of accrued interest) classified as a current liability in the accompanying consolidated financial statements.

     Reference is also made to the respective Notes for these properties in the Notes to Consolidated Financial Statements filed with this quarterly report for discussion of the defaults under these loans, which are hereby incorporated herein by reference.











                                  20