Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1997-03-31
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                Commission file no. 0-16111



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





                           TABLE OF CONTENTS



                                                         Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   8

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  11

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .  11

Item 6.      Selected Financial Data. . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  18

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  27

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  74


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  74

Item 11.     Executive Compensation . . . . . . . . . . .  77

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  79

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  80


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  80


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  84











                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XV (the "Partnership"), is a limited partnership formed in August of 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On July 5, 1985, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests and assigned interests therein ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-95382). A total of 443,711.76 Interests were sold to the public at $1,000 per Interest. The offering closed on July 31, 1986. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Holder" or "Holders of Interests") has made any additional capital contribution. The Holders of Interests of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of the remaining assets in the portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
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
                               sq.ft.                                            improvements
                               n.r.a.
 4. Wells Fargo Center -
     IBM Tower
     Los Angeles,
     California . . . .      1,100,000     6/28/85            18%                fee ownership of land and
                               sq.ft.                         (h)                improvements (through a
                               n.r.a.                                            joint venture partnership)
                                                                                 (c)
 5. Villa Solana
     Apartments
     Laguna Hills,
     California . . . .       272 units    8/30/85          3/23/94              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)(d)
 6. Eastridge Mall
     Casper, Wyoming. .       477,019      9/10/85          6/30/95              fee ownership of land and
                               sq.ft.                                            improvements (through a
                               g.l.a.                                            joint venture partnership)
                                                                                 (c)(d)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

 7. Woodland Hills
     Apartments
     DeKalb County
     (Atlanta),
     Georgia. . . . . .       228 units    9/30/85          5/22/96              fee ownership of land and
                                                                                 improvements (d)
 8. Park at Countryside
     Apartments
     Port Orange
     (Daytona Beach),
     Florida. . . . . .       120 units   11/27/85          5/5/94               fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)(j)
 9. 160 Spear Street
     Building
     San Francisco,
     California . . . .       267,000     11/27/85          1/25/96              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (through a
                                                                                 joint venture partnership)
                                                                                 (c)(j)
10. 21900 Burbank
     Boulevard
     Building
     Los Angeles
     (Woodland Hills),
      California. . . .        87,000     11/29/85          3/21/96              fee ownership of land and
                               sq.ft.                                            improvements (j)
                               n.r.a.
11. 300 East Lombard
     Building
     Baltimore,
     Maryland . . . . .       232,000     11/29/85          9/30/91              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnerships)
12. Boatmen's Center
     Kansas City,
     Missouri . . . . .       285,000     12/16/85          8/31/89              fee ownership of land and
                               sq.ft.                                            improvements (through a
                               n.r.a.                                            joint venture partnership)
                                                                                 (c)(e)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
13. 125 Broad Street
     Building
     New York,
     New York . . . . .      1,336,000    12/31/85         11/15/94              fee ownership of improve-
                               sq.ft.                                            ments and ground leasehold
                               n.r.a.                                            interest in land (through
                                                                                 joint venture partnerships)
                                                                                 (c)(i)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland . . . . .       325,000     12/31/85          6/30/93              fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               g.l.a.                                            venture partnerships)
                                                                                 (c)(d)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts. . .       348,901      5/21/86            8%                 fee ownership of land and
                               sq.ft.                                            improvements (through a
                               n.r.a.                                            joint venture partnership)
                                                                                 (c)(g)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California . . . .        98,721      6/17/86          10/6/94              fee ownership of land and
                               sq.ft.                                            improvements (d)
                               n.r.a.
17. California Plaza
     Walnut Creek,
     California . . . .       368,290      6/30/86            7%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               n.r.a.                                            venture partnerships)
                                                                                 (c)(g)
18. Dunwoody Crossing
     Apartments
     (Phase I, II,
     and III)
     DeKalb County
     (Atlanta),
     Georgia. . . . . .       810 units    9/18/86          5/7/96               fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)(d)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

19. NewPark Mall
     Newark
     (Alameda County),
     California . . . .       423,748      12/2/86            5%                 fee ownership of land and
                               sq.ft.                                            improvements (through joint
                               g.l.a.                                            venture partnerships) (c)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois . . . . .       189,651      7/5/89             3%                 fee ownership of land and
                               sq.ft.                                            improvements
                               g.l.a.
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois.     1,073 spaces   7/21/89          9/25/92              fee ownership of land and
                                                                                 improvements





----------------

   (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

   (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

   (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

   (d) Reference is made to the Notes for a description of the sale of the Partnership's interest in this property.

   (e) Reference is made to the Notes for a description of the amount still due to the Partnership regarding a 1990 settlement reached with the former venture partners.

   (f) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning the real estate taxes and depreciation.

   (g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

   (h) Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's interest in this investment property.

   (i) The Partnership's interest in this property was assigned to an affiliate of the Partnership's unaffiliated venture partner in November 1994. Reference is made to the Notes for a description of the sale of the Partnership's interest in this investment property.

   (j) Reference is made to the Notes for a description of the disposition of this investment property.






     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of
its significant investment properties.   Approximate occupancy levels for
the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owned the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 60% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partners and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code.
Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. Reference is made to Item 7 and to the Notes for a further discussion of this property.

     In January 1996, title to the 160 Spear Street investment property transferred to the lender in full satisfaction of the loan secured by the property. In March 1996, the lender realized upon its security and took title to the 21900 Burbank building in full satisfaction of the loan secured by the property. In May 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party. In May 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody




Crossing apartment complex to the unaffiliated venture partner. The mortgage note secured by the Springbrook Shopping Center investment property was in default as of December 31, 1996. In January 1997, the lender realized upon its mortgage security interest and took title to the property. Reference is made to the Notes for a further description of the above transactions.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1996.

     The Partnership has no employees other than personnel performing on-site duties at some of its properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. 900 Third Avenue Building
     New York, New York . . .  Legal Services/
                               Detective Agency/
                               Insurance             94%   96%    96%    97%   97%    98%   98%    98%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota .  Legal/Advertising/
                               Financial Services    97%   97%    98%    98%   98%    98%   98%    98%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia. . . . . . . . .  Banking               88%   88%    88%    89%   90%    91%   90%    96%
 4. Wells Fargo Center
     - IBM Tower
     Los Angeles,
     California . . . . . . .  Business Informa-
                               tion Systems/
                               School District/
                               Legal Services        96%   96%    96%    95%   95%    97%   92%    92%
 5. Woodland Hills Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . .  Apartments            99%   99%    99%   100%   97%    N/A   N/A    N/A
 6. 160 Spear Street Building
     San Francisco,
     California . . . . . . .  Public Utility/
                               Government/
                               Insurance             89%   77%    76%    56%   N/A    N/A   N/A    N/A
 7. 21900 Burbank Boulevard
     Building
     Los Angeles
     (Woodland Hills),
     California . . . . . . .  Insurance/
                               Financial Services    96%   94%    96%    96%   N/A    N/A   N/A    N/A
 8. 260 Franklin Street
     Building
     Boston, Massachusetts. .  Financial Services    99%   99%    99%    99%   96%    95%   96%    96%
 9. California Plaza
     Walnut Creek,
     California . . . . . . .  Manufacturing/
                               Public Utility        95%   94%    93%    90%   91%    89%   89%    90%




                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
10. Dunwoody Crossing
     (Phase I, II and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . .  Apartments            93%   93%    93%    91%   90%    N/A   N/A    N/A
11. NewPark Mall
     Newark (Alameda County),
     California . . . . . . .  Retail                80%   80%    80%    80%   79%    79%   77%    78%
12. Springbrook
     Shopping Center
     Bloomingdale (Chicago),
     Illinois . . . . . . . .  Retail                72%   72%    70%    66%   69%    55%   53%    53%

--------------------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property, or Partnership's interest in the property was sold or disposed of and was not owned by the Partnership at the end of the quarter.








ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings. Reference is made to the Notes for a discussion of certain litigation involving the Partnership related to the 900 Third Avenue investment property.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security Holders during the 1996 and 1995.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 41,033 record Holders of the 443,623.94862 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The cash flows generated by most of the Partnership's investment properties are segregated or restricted as to their use pursuant to or as a result of the mortgage loans secured by such investment properties as more fully discussed in the Notes.





ITEM 6.  SELECTED FINANCIAL DATA
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 28,496,327    45,415,094    53,107,469    55,288,244    64,499,133
                           ============  ============   ===========   ===========   ===========
Operating earnings
 (loss) . . . . . . . . .  $(54,263,298)  (15,974,642)  (16,770,041)  (27,390,383)  (37,863,307)
Partnership's share of
 earnings (loss) from
 operations of uncon-
 solidated ventures . . .     5,056,608    (6,484,175)  (15,190,416)  (31,617,778)  (24,576,481)
Venture partners' share
 of (earnings) loss from
 ventures' operations . .       (85,091)    2,528,102     2,235,151     2,866,514     3,678,862
                           ------------  ------------   -----------   -----------   -----------
Net operating
 earnings (loss). . . . .   (49,291,781)  (19,930,715)  (29,725,306)  (56,141,647)  (58,760,926)
Gain on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $204,139 in 1996
 and $823,609 in 1994)
 and manager's incentive
 fee of $1,730,016
 in 1996. . . . . . . . .    12,230,126     6,785,025     3,597,347         --          506,446
Gain on sale or disposi-
 tion of interests
 in unconsolidated
 ventures . . . . . . . .       435,060       856,751    31,743,006     2,856,567         --
                           ------------  ------------   -----------   -----------   -----------
Earnings (loss) before
 extraordinary items
 and cumulative effect
 of an accounting
 change . . . . . . . . .   (36,626,595)  (12,288,939)    5,615,047   (53,285,080)  (58,254,480)
Extraordinary items . . .    35,222,847         --            --            --            --
Cumulative effect of
 an accounting change . .   (30,000,000)        --            --            --            --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $(31,403,748)  (12,288,939)    5,615,047   (53,285,080)  (58,254,480)
                           ============  ============   ===========   ===========   ===========




                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Net earnings (loss)
 per Interest:
  Net operating loss. . .  $    (106.67)       (43.12)       (64.31)      (121.46)      (127.13)
  Net gain on sale
   or disposition
   of investment
   properties . . . . . .         27.29         17.05          8.03         --             1.13
  Gain on sale or
   disposition of
   interests in uncon-
   solidated ventures . .           .97          --           70.83          6.37         --
  Extraordinary item. . .         78.61          --           --            --            --
  Cumulative effect of
   an accounting change .        (64.92)        --            --           --             --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $     (64.72)       (26.07)        14.55       (115.09)      (126.00)
                           ============  ============   ===========   ===========   ===========

Total assets. . . . . . .  $174,989,293   301,007,974   327,662,913   371,886,177   414,132,574
Long-term debt. . . . . .  $100,932,989   108,528,346   246,148,319   237,811,558   305,589,971
Cash distributions
 per Interest (b) . . . .  $      26.37          8.09          5.00           .55           .50
                           ============  ============   ===========   ===========   ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have not resulted in taxable income to such Holders of Interests and have therefore represented a return of capital.






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

California Plaza   a)   The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                    Avg. Annual
                                                    NRF             Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ---------------

                               1992 . . . . .       92%                $18.43
                               1993 . . . . .       95%                 17.80
                               1994 . . . . .       95%                 17.79
                               1995 . . . . .       90%                 16.97
                               1996 . . . . .       90%                 13.21

                   (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                             Base Rent     Scheduled Lease Lease
                   b)     Significant Tenants    Square Feet Per Annum     Expiration Date Renewal Option(s)
                          -------------------    ----------- ---------     --------------- -----------------

                          Maxis                    38,492     $  545,047    11/2002           N/A

                          Liquid Air               54,974     $2,045,814    01/2001           N/A


                   (1)    In June 1995, the venture entered into a seven year direct lease with Maxis for an approximately 38,500 square foot space formerly occupied by Liquid Air.  In addition, Liquid Air guaranteed the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001.  Liquid
Air paid the venture $3,740,000, of which $2,745,058 relates to future lost rents.  Reference is made to the Notes for a further description of the above transaction.




                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at Cal Plaza:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         NRF of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1997               13                 54,810     $   654,915        15.0%
                          1998               10                 53,331         548,208        12.5%
                          1999               11                 55,364         618,426        14.1%
                          2000                1                  3,314          42,156           1%
                          2001                4                 67,501       1,946,154        44.4%
                          2002                2                 44,927         641,098        14.6%
                          2003               --                  --              --             --
                          2004                2                 13,060         184,920         4.2%
                          2005               --                  --              --             --
                          2006                1                 14,298          73,778         1.7%

                   (1)    Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.






Property
--------

260 Franklin       a)   The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                    Avg. Annual
                                                    NRF             Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ---------------

                               1992 . . . . .       96%                $27.29
                               1993 . . . . .       99%                 27.50
                               1994 . . . . .       99%                 27.80
                               1995 . . . . .       99%                 27.20
                               1996 . . . . .       96%                 26.93

                   (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                             Base Rent     Scheduled Lease Lease
                   b)     Significant Tenants    Square Feet Per Annum     Expiration Date Renewal Option(s)
                          -------------------    ----------- ---------     --------------- -----------------

                          Fidelity Properties,
                          Inc.                     173,781   $4,276,312     03/2005          N/A





                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at 260 Franklin:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         NRF of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1997                2                  3,007      $   70,533         .78%
                          1998                2                  3,985          97,604         1.1%
                          1999                4                 13,749         336,829         3.7%
                          2000                8                 62,399       2,631,626        29.1%
                          2001                4                 20,756         731,582         8.1%
                          2002               --                  --              --             --
                          2003                1                  2,000          64,000         .71%
                          2004                1                 14,134         415,822         4.6%
                          2005                1                173,781       4,276,312        47.3%
                          2006                1                 21,589         616,921         6.8%

                   (1)    Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $385,000,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 some of the Holders of Interests in the Partnership received from an unaffiliated third party unsolicited offers to purchase up to 21,591 Interests in the Partnership at between $40 and $50 per Interest.

The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. In June 1996 such offers expired. As of the date of this report, the Partnership is aware that 6,544.7301 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated
purchases.   The Partnership has recently received requests from another unaffiliated third party for the list of Holders of Interest. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

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

     At December 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $20,664,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements, including the Partnership's share of potential future deficits, capital improvements, and financing or loan restructuring costs at certain of the Partnership's investment properties as discussed below and in the Notes. Anticipated deficits for 1997, including those for expected tenant improvement and other lease inducement costs, at the 260 Franklin office building are expected to be paid out of the joint venture's restricted reserve account. The joint venture that owns the 260 Franklin office building is seeking a further extension to its mortgage loan as discussed below. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of $2,186,007 (approximately $5 per Interest) through December 31, 1996, pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. An affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 (included in the aggregate amount above) for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be. These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis other than for the 260 Franklin office building. Reference is made to the Notes relating to this deferral and subsequent partial payment of distributions, fees and reimbursements.

     The Partnership and its consolidated ventures have currently budgeted in 1997 approximately $2,804,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1997 is currently budgeted to be approximately $3,477,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements is expected to be primarily through net cash generated by the Partnership's investment properties, and through the sale or refinancing of such investments, as well as cash and certain escrowed accounts currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications or are currently experiencing deficits. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     PIPER JAFFRAY TOWER

     The Minneapolis office market has rebounded over the last couple years. Vacancy rates for Class A buildings (competitive market for the property) have dropped to the low single digit level. Consequently, net effective rental rates have risen, although not to a level achieved prior to the real estate depression experienced in the late 1980's through the early 1990's.

     A major law firm tenant, Popham Haik (103,782 square feet with a lease expiration date of January 31, 2003) informed the joint venture that as a result of recent attorney and staff downsizing, they no longer need all of their space and they would like the joint venture to consider taking back a significant portion of their space. The joint venture has analyzed the tenants request and determined that based upon its inability to pay the full amount of rent, a modification of the lease is necessary. In this regard, the joint venture has reached an agreement in principle with the tenant to amend the terms of its lease. Under the terms of the agreement, the joint venture will take back approximately 56,000 square feet of Popham's leased space leaving it with approximately 47,000 square feet. Popham's rent on the remaining square footage will increase to a market rate effective on the date of the give-back. There will be no adjustment to the lease expiration date on the remaining space. The underlying lender has approved the terms of this agreement. However, there are no assurances that this agreement will be finalized on these or any terms. In the meantime, the manager is in final lease negotiations with a tenant to occupy approximately 12,000 square feet of Popham's give-back space at rental rates in excess of Popham's original rental rate. There are no assurances that this lease will be finalized on these or any terms.

     In addition, Piper Jaffray (310,111 square feet with a lease expiration date of March 31, 2000) has requested that the joint venture submit a proposal for early renewal of its lease. Piper Jaffray has requested that in return for such early renewal, it would like an immediate reduction in the existing rental rate which exceeds current market rental rates. The joint venture has made a proposal to extend the terms of Piper's lease for a period of nine years. Under the proposal, Piper's current rent would be reduced for the last lease year with an extension period rent equal to the joint venture's estimate of market rental rates at the time which would be less than Piper's current rental rate. Any modification or early renewal of this lease would require the approval of the underlying lender. The joint venture has not received an official response from the tenant. During the fourth quarter, Piper Jaffray exercised an option to lease approximately 24,000 square feet of space under lease expiring December 31, 1997. The rental rate will be at market which is currently being negotiated. The lease expiration date will be coterminous with its existing lease termination date of March 31, 2000.

     Under the terms of a modification agreement with the lender, the lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1994, 1995 or 1996. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1994 and 1995 totalled $353,251 and $464,178, respectively. During 1996, excess cash flow generated under this agreement was $741,627 which is expected to be remitted to the lender during the second quarter of 1997.
On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At December 31, 1996, the balance of such escrow account totalled approximately $3,934,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1996, the manager has deferred approximately $3,216,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     In addition, upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to the joint venture's receipt of proceeds. While the modification provides the joint venture with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be a significant additional improvement in current market and property operating conditions resulting in a significant increase in the value of the property before the joint venture can share in sale or refinancing proceeds. The joint venture anticipates exploring refinancing alternatives during 1997. Such refinancing would only be possible if the underlying lender would accept a discount and would also likely require additional capital contributions from the Partnership and its affiliated partner. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     160 SPEAR STREET BUILDING

     In January 1996, the Partnership, through the joint venture, transferred title to the lender in full satisfaction of the loan secured by the property. Reference is made to the Notes for a description of such transfer.





     125 BROAD STREET BUILDING

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note had been fully reserved by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note.

     260 FRANKLIN STREET BUILDING

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. The property is currently expected to operate at a deficit for 1997 and for several years thereafter. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in the Notes, and accordingly, such fees and commissions remained unpaid. In addition, as the long-term mortgage loan in the original principal amount of approximately $75,000,000 plus accrued and deferred interest, matured January 1, 1996, 260 Franklin as of such date began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. 260 Franklin also began investigating market conditions to determine whether conditions were favorable for selling the property. However, it was determined that conditions were not favorable and the property continues to be held as investment property. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997. In addition to substantially the same terms as were in effect prior to such extension, the agreement requires that the property submit net operating cash flow of the property to the lender. The joint venture is currently seeking a further extension of the mortgage loan through January 1, 1998. However, there can be no assurance that the joint venture will be able to obtain a further extension of the loan. If 260 Franklin is unable to extend the mortgage loan to the property, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property.

In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     900 THIRD AVENUE BUILDING

     In 1994, JMB/900 Third Avenue Associates, on behalf of the property joint venture, successfully completed an extension to December 1, 2001 of its mortgage loan, which was scheduled to mature on December 1, 1994. In addition, net cash flow after debt service and capital (as defined) will be paid into an escrow account controlled by the lender to be used by the property joint venture for the payment of property taxes and for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). To date, no escrow funds have been required to be used for leasing costs. The remaining proceeds in this escrow (including interest earned thereon), if any, will be released to the property joint venture once 90% of such leased space has been renewed or released. The agreement provides, however, that the joint venture can repay itself, out of the first available net cash flow, certain costs incurred and deposits made by the joint venture in connection with the loan extension (approximately $3,229,000). As of the date of this report, all of the amounts advanced by the joint venture have been repaid to the joint venture (of which the Partnership's share is approximately $2,000,000).
The escrow balance at December 31, 1996 is approximately $193,000.

     Occupancy of this building increased to 98% at the end of 1996. The midtown Manhattan market remains competitive. The manager has signed leases or is in final lease negotiations with tenants to occupy virtually all the remaining vacant space in the building. During 1997, leases covering approximately 21,000 square feet of space or approximately 2% of the building's leasable square footage, expire. Tenants occupying approximately one-half of such space are expected to renew.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in the property. There are no assurances that a settlement will be finalized on this or any terms. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     WELLS FARGO CENTER

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years with the addition of several new buildings that has resulted in a vacancy rate of approximately 25% in the marketplace. The Partnership expects that the competitive market conditions and the continued recession in Southern California will have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term.




     During 1996, the Partnership, the joint venture partner, and the lenders reached an agreement to modify the mortgage note and the promissory note and to restructure the joint venture. Since the terms of the agreement make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the Notes for a further description of these events.

     RIVEREDGE PLACE BUILDING

     The Partnership ceased making debt service payments effective July 1, 1992, and continues to seek to restructure the mortgage note which matured January 1, 1996 (with a principal balance of $18,166,294 and accrued interest of approximately $11,300,000 at December 31, 1996). The property has generated approximately $5,285,000 and $3,980,000 of cash flow as of December 31, 1996 and December 31, 1995, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's attempt for mortgage note restructuring is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements at December 31, 1996 and 1995. The RiverEdge Place Building was approximately 96% occupied at the end of 1996. Due to the current status of the mortgage note negotiations the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continued depreciation.

     21900 BURBANK BUILDING

     In March 1996, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property. Reference is made to the Notes for a further description of such transfer.

     NEWPARK ASSOCIATES

     As a result of the acquisition by Federated Department Stores ("Federated") of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture is negotiating to sell the building to a national retail store owner. The NewPark joint venture expects to receive net proceeds from the transactions if they are closed as currently contemplated. However, there is no assurance that the transactions will be closed or, if so, will be on the terms currently contemplated.

     CALIFORNIA PLAZA

     The Partnership modified the loan secured by the property on December 22, 1993. As more fully discussed in the Notes, the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined) with a portion to be used to fund a reserve account. The venture also funded $500,000 into the reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of December 31, 1996). The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continued depreciation.




     SPRINGBROOK SHOPPING CENTER

     The Springbrook Shopping Center was approximately 53% occupied at the end of 1996 and operated at a deficit for the year 1996. The Partnership decided not to commit significant additional amounts to the property and ceased making monthly debt service payments in June 1996. Accordingly, the mortgage loan with a scheduled maturity of April 1997 and a principal balance of $10,932,588 has been classified as a current liability at December 31, 1996 and the property was classified as held for sale or disposition as of April 1, 1996. The property was no longer subject to depreciation. Also, commencing in June 1996, all net cash flow from the property was being escrowed with the lender. Principal and interest payments in arrears as of December 31, 1996 were approximately $323,000.
As a result of the non-payment of debt service the lender realized upon its security and took title in 1997 to the property in full satisfaction of the loan secured by the property.

     WOODLAND HILLS APARTMENTS

     On May 22, 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party for $12,225,000 (before selling costs and retirement of indebtedness of approximately $8,175,000). Reference is made to the Notes for a further description of such event.

     VILLAGES NORTHEAST

     On May 7, 1996, the Partnership, through the joint venture, sold the Dunwoody Crossing Phases I, II and III apartment complex to an unaffiliated third party for $47,000,000 (before selling costs and retirement of indebtedness of approximately $30,900,000). Reference is made to the Notes for a further description of such event.

     GENERAL

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

     Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. However, after reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. In such regard, certain of the Partnership's investment properties were classified as held for sale or disposition during 1996 as discussed above. The affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the respective lenders obtaining legal title to the 160 Spear Street and 21900 Burbank Buildings and the sale of the Dunwoody Crossing and Woodland Hills apartment complexes in 1996.

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the retention and investment of sales proceeds from the May 1996 sale of Woodland Hills apartments as discussed above.

     The increase in other restricted securities at December 31, 1996 as compared to December 31, 1995 is due to the segregation of cash flow from the RiverEdge Place office building. Such restricted amounts are anticipated to be remitted to the property's lender.

     The decrease in escrow deposits and restricted securities at December 31, 1996 as compared to December 31, 1995 is primarily due to payments of tenants improvements and mortgage interest at the California Plaza and 260 Franklin Street properties. The balance at December 31, 1996 consists solely of these two properties' escrow reserves.

     The decrease in venture partners' deficits in ventures at December 31, 1996 as compared to December 31, 1995 and the decrease in venture partners' share of ventures' operations for the twelve months ended December 31, 1996 as compared to the twelve months ended December 31, 1995 and 1994 are primarily due to the Partnership's provisions for value impairment of $17,400,000 related to the 260 Franklin Street Building during 1996.

     The increase in interest income for the year ended December 31, 1996 as compared to the same periods in 1995 and 1994 is primarily due to a higher average invested cash balance and higher effective yields being earned on invested funds held by the Partnership during 1996.

     The increases in professional services for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 are primarily due to outsourcing costs and tender offer matters as discussed above and in the Notes.

     The provision for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The restructuring fees in 1996 and the increase in Partnership's share of income (loss) from operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the years ended 1995 and 1994 is due to the restructuring of the Partnership's note payable to Wells Fargo and investment in the Wells Fargo Center South Tower venture as more fully described in Notes. During 1996, the Partnership recognized income from restructuring of $10,664,944.

     The gain on sale or disposition of investment properties of $12,230,126 for the year ended December 31, 1996 relates to the recognition of gain from the sale of the Woodland Hills and Dunwoody apartment complexes of $1,749,814 and $10,480,312, respectively, in 1996.

     The gain on sale of interest in unconsolidated ventures for the year ended December 31, 1996 relates to the recognition of $435,060 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.





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

     The extraordinary items - prepayment penalties and deferred mortgage expenses results from the costs incurred and the write-off of deferred mortgage fees on the early extinguishment of debt of the Woodland Hills and Dunwoody Crossing mortgage notes payable in 1996.

     The extraordinary item - gain on forgiveness of indebtedness of $35,780,656 represents the 1996 retirement of the mortgage notes of the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title to the properties to the respective lenders.

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

     However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on net operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and Consolidated Ventures at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                      KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 20,664,264       15,045,385
  Interest, rents and other receivables . . . . . . . . . . . . . . .        657,212        1,451,221
  Escrow deposits and restricted securities . . . . . . . . . . . . .      5,091,039       10,972,207
  Other restricted securities . . . . . . . . . . . . . . . . . . . .      5,285,807        3,980,279
                                                                        ------------     ------------

          Total current assets. . . . . . . . . . . . . . . . . . . .     31,698,322       31,449,092
                                                                        ------------     ------------
Investment properties, at cost - Schedule III:
   Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,501,887       26,487,675
   Buildings and improvements . . . . . . . . . . . . . . . . . . . .     75,941,178      308,349,093
                                                                        ------------     ------------
                                                                          81,443,065      334,836,768
   Less accumulated depreciation. . . . . . . . . . . . . . . . . . .    (31,766,188)    (104,766,634)
                                                                        ------------     ------------

          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .     49,676,877      230,070,134

   Properties held for sale or disposition. . . . . . . . . . . . . .     68,999,370            --
                                                                        ------------     ------------
          Total investment properties . . . . . . . . . . . . . . . .    118,676,247      230,070,134
                                                                        ------------     ------------
Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,354,958       22,432,665
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      2,704,645        3,852,745
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .      4,555,121        4,902,626
Venture partners' deficits in ventures. . . . . . . . . . . . . . . .          --           8,300,712
                                                                        ------------     ------------

                                                                        $174,989,293      301,007,974
                                                                        ============     ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $118,969,238      179,862,967
  Current portion of notes payable. . . . . . . . . . . . . . . . . .         70,701           70,701
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      2,155,764        2,494,207
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .      2,186,007        2,186,007
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .     12,787,206       13,583,612
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .        773,149          486,906
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .        521,652          521,652
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .    137,463,717      199,206,052

Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        149,032          219,733
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        457,730          557,062
Investment in unconsolidated ventures, at equity. . . . . . . . . . .     14,107,122       22,080,422
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,515,927        2,007,580
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        330,000          330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . .    100,932,989      108,528,346
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .    254,956,517      332,929,195
Venture partners' subordinated equity in ventures . . . . . . . . . .        608,114        5,439,926

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (20,028,625)     (17,335,834)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (1,020,769)        (908,722)
                                                                        ------------     ------------
                                                                         (21,029,394)     (18,224,556)
                                                                        ------------     ------------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------

  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    384,978,681      384,978,681
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (402,819,621)    (374,108,664)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (41,705,004)     (30,006,608)
                                                                        ------------     ------------
                                                                         (59,545,944)     (19,136,591)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .    (80,575,338)     (37,361,147)
                                                                        ------------     ------------
                                                                        $174,989,293      301,007,974
                                                                        ============     ============


























                        See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                      -------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 26,916,089       44,199,560      52,221,396
  Interest income . . . . . . . . . . . . . . . . .       1,580,238        1,215,534         886,073
                                                       ------------      -----------     -----------
                                                         28,496,327       45,415,094      53,107,469
                                                       ------------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .      23,796,808       29,972,319      33,160,181
  Depreciation. . . . . . . . . . . . . . . . . . .       5,413,953       10,440,946      11,490,889
  Property operating expenses . . . . . . . . . . .      13,420,306       18,442,109      22,832,962
  Professional services . . . . . . . . . . . . . .         901,930          595,234         644,763
  Amortization of deferred expenses . . . . . . . .         877,359        1,123,917       1,138,527
  General and administrative. . . . . . . . . . . .         759,295          815,211         610,188
  Provisions for value impairment . . . . . . . . .      26,000,000            --              --
  Restructuring fees. . . . . . . . . . . . . . . .      11,589,974            --              --
                                                       ------------      -----------     -----------
                                                         82,759,625       61,389,736      69,877,510
                                                       ------------      -----------     -----------
          Operating earnings (loss) . . . . . . . .     (54,263,298)     (15,974,642)    (16,770,041)

Partnership's share of income (loss) from
  operations of unconsolidated ventures
  (including income from restructuring
  of $10,664,944 in 1996) . . . . . . . . . . . . .       5,056,608       (6,484,175)    (15,190,416)
Venture partners' share of ventures' operations . .         (85,091)       2,528,102       2,235,151
                                                       ------------      -----------     -----------
          Net operating earnings (loss) . . . . . .     (49,291,781)     (19,930,715)    (29,725,306)

Gain on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $204,139 in 1996 and $823,609 in
  1994 and manager's incentive fee of $1,730,016
  in 1996 . . . . . . . . . . . . . . . . . . . . .      12,230,126        6,785,025       3,597,347
Gain on sale of interests in unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . .         435,060          856,751      31,743,006
                                                       ------------      -----------     -----------
          Net earnings (loss) before extra-
            ordinary items and cumulative
            effect of an accounting change. . . . .     (36,626,595)     (12,288,939)      5,615,047




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          1996              1995            1994
                                                      -------------     ------------    ------------
Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of
    $175,004. . . . . . . . . . . . . . . . . . . .        (557,809)           --              --
  Gain on forgiveness of indebtedness . . . . . . .      35,780,656            --              --
Cumulative effect of an accounting change . . . . .     (30,000,000)           --              --
                                                       ------------      -----------     -----------
          Net earnings (loss) . . . . . . . . . . .    $(31,403,748)     (12,288,939)       5,615,047
                                                       ============      ===========     ===========

          Net earnings (loss) per limited
            partnership interest:
              Net operating loss. . . . . . . . . .    $    (106.67)          (43.12)         (64.31)
              Net gain on sale or disposition of
                investment property . . . . . . . .           27.29            17.05            8.03
              Gain on sale or disposition of
                interests in unconsolidated
                ventures. . . . . . . . . . . . . .             .97            --              70.83
              Extraordinary items . . . . . . . . .           78.61            --              --
              Cumulative effect of an accounting
                change. . . . . . . . . . . . . . .          (64.92)           --              --
                                                       ------------      -----------     -----------
                                                       $     (64.72)          (26.07)          14.55
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




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                                               NET OF       NET
           CONTRI-     NET          CASH                      OFFERING    EARNINGS       CASH
           BUTIONS     LOSS     DISTRIBUTIONS     TOTAL        COSTS       (LOSS)    DISTRIBUTIONS     TOTAL
           -------  ----------  -------------  -----------  ----------- -----------  -------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1993 . . .$20,000 (15,779,416)     (600,866) (16,360,282) 384,978,681 (368,991,190)  (24,198,450)  (8,210,959)

Net earnings
 (loss) . .   --      (835,608)         --       (835,608)       --       6,450,655         --       6,450,655
Cash distri-
 butions
 ($5.00 per
 limited
 partnership
 interest).   --         --         (272,001)    (272,001)       --           --       (2,218,523)  (2,218,523)
           ------- -----------     ---------  -----------  ----------- ------------  ------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994 . . . 20,000 (16,615,024)     (872,867) (17,467,891) 384,978,681 (362,540,535)  (26,416,973)  (3,978,827)

Net earnings
 (loss) . .   --      (720,810)         --       (720,810)        --    (11,568,129)         --    (11,568,129)
Cash distri-
 butions
 ($8.09 per
 limited
 partnership
 interest).   --          --         (35,855)     (35,855)        --           --      (3,589,635)  (3,589,635)
           ------- -----------     ---------  -----------  ----------- ------------  ------------  -----------




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                                                               NET OF
           CONTRI-     NET          CASH                      OFFERING      NET          CASH
           BUTIONS     LOSS     DISTRIBUTIONS     TOTAL        COSTS        LOSS     DISTRIBUTIONS     TOTAL
           -------  ----------  -------------  -----------  ----------- -----------  -------------  -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . 20,000 (17,335,834)     (908,722) (18,224,556) 384,978,681 (374,108,664)  (30,006,608) (19,136,591)

Net earnings
 (loss) . .   --    (2,692,791)        --      (2,692,791)       --     (28,710,957)        --     (28,710,957)
Cash distri-
 butions
 ($26.37 per
 limited
 partnership
 interest).   --         --         (112,047)    (112,047)       --          --       (11,698,396) (11,698,396)
           ------- -----------     ---------  -----------  ----------- ------------  ------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . .$20,000 (20,028,625)   (1,020,769) (21,029,394) 384,978,681 (402,819,621)  (41,705,004) (59,545,944)
           ======= ===========     =========  ===========  =========== ============  ============  ===========










                          See accompanying notes to consolidated financial statements.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $(31,403,748)     (12,288,939)      5,615,047
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .       5,413,953       10,440,946      11,490,889
    Amortization of deferred expenses . . . . . . .         877,359        1,123,917       1,138,527
    Restructuring fee . . . . . . . . . . . . . . .      11,589,974            --              --
    Long-term debt - deferred accrued interest. . .       3,138,667        3,236,199       2,727,421
    Partnership's share of (income) loss from
      operations of unconsolidated ventures . . . .      (5,056,608)       6,484,175      15,190,416
    Venture partners' share of ventures'
      operations, gain on sale or
      disposition of investment properties and
      extraordinary items . . . . . . . . . . . . .         114,226       (2,528,102)     (1,411,542)
    Provisions for value impairment . . . . . . . .      26,000,000             --             --
    Total gain on sale or disposition of
      investment properties . . . . . . . . . . . .     (12,434,265)      (6,785,025)     (4,420,956)
    Total gain on sale of interests in uncon-
      solidated ventures. . . . . . . . . . . . . .        (435,060)        (856,751)    (31,743,006)
    Extraordinary items including venture
      partner's share . . . . . . . . . . . . . . .     (35,047,843)           --              --
    Cumulative effect of an accounting change . . .      30,000,000            --              --
  Changes in:
    Interest, rents and other receivables . . . . .         326,701           86,144        (463,724)
    Current portion of notes receivable . . . . . .           --              11,967          22,106
    Escrow deposits and restricted securities . . .       5,881,168       (3,420,945)     (1,399,833)
    Other restricted securities . . . . . . . . . .      (1,520,685)      (1,144,284)     (2,835,995)
    Accrued rents receivable, net . . . . . . . . .         146,353          455,115       1,231,693
    Accounts payable. . . . . . . . . . . . . . . .        (238,943)         441,144         762,407
    Amounts due to affiliates . . . . . . . . . . .           --             449,811      (4,674,514)
    Accrued interest payable. . . . . . . . . . . .       6,901,461        6,220,119       2,202,159
    Accrued real estate taxes . . . . . . . . . . .         312,963         (167,328)       (174,105)
    Other current liabilities . . . . . . . . . . .           --              30,000           --
    Deferred income . . . . . . . . . . . . . . . .        (491,653)       2,499,232           --
    Tenant security deposits. . . . . . . . . . . .         (54,507)          (4,102)       (329,670)
    Other liabilities . . . . . . . . . . . . . . .           --             (30,000)          --
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       4,019,513        4,253,293      (7,072,680)
                                                       ------------      -----------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --          10,564,988        (397,694)
  Additions to investment properties. . . . . . . .      (2,011,678)        (872,103)     (1,279,820)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .       3,349,635        6,525,990       7,505,575
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .        (753,560)        (525,000)     (2,792,572)
  Cash proceeds from sale of investment
    properties. . . . . . . . . . . . . . . . . . .      17,695,317        1,594,727       3,580,504
  Payment of deferred expenses. . . . . . . . . . .        (331,019)        (992,616)       (886,493)
                                                       ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      17,948,695       16,295,986       5,729,500
                                                       ------------      -----------     -----------
Cash flows from financing activities:
  Proceeds from restructuring and refinancing of
    long-term debt. . . . . . . . . . . . . . . . .         650,000            --          1,134,189
  Principal payments on long-term debt. . . . . . .        (172,147)      (2,786,783)       (878,524)
  Principal payments on notes payable . . . . . . .         (70,701)         (70,701)        (70,701)
  Venture partners' contributions to venture. . . .           --             135,000         249,450
  Distributions to venture partners . . . . . . . .      (4,946,038)           --           (776,717)
  Distributions to general partners . . . . . . . .        (112,047)         (35,855)       (272,001)
  Distributions to limited partners . . . . . . . .     (11,698,396)      (3,589,635)     (2,218,523)
                                                       ------------      -----------     -----------
         Net cash provided by (used in)
           financing activities   . . . . . . . . .     (16,349,329)      (6,347,974)     (2,832,827)
                                                       ------------      -----------     -----------
         Net increase (decrease) in cash and
           cash equivalents . . . . . . . . . . . .       5,618,879       14,201,305      (4,176,007)
         Cash and cash equivalents,
           beginning of year. . . . . . . . . . . .      15,045,385          844,080       5,020,087
                                                       ------------      -----------     -----------
         Cash and cash equivalents,
           end of year. . . . . . . . . . . . . . .    $ 20,664,264       15,045,385         844,080
                                                       ============      ===========     ===========





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest . . . .     $13,756,680       20,516,001      28,230,601
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in ventures . . . . . . . . . . . .     $   435,060        7,641,776      31,743,006
                                                        ===========      ===========     ===========
    Gross proceeds from restructuring and
      refinancing of long-term debt . . . . . . . .     $18,084,557            --              --
    Accrued interest. . . . . . . . . . . . . . . .      (5,844,583)           --              --
    Restructuring fee . . . . . . . . . . . . . . .     (11,589,974)           --              --
                                                        -----------      -----------     -----------
          Proceeds received on restructuring and
            refinancing of long-term debt . . . . .     $   650,000            --              --
                                                        ===========      ===========     ===========
    Sale of investment properties:
      Total sale proceeds, net of selling
        expenses. . . . . . . . . . . . . . . . . .     $58,491,798       24,998,719      33,604,213
      Prepayment penalties. . . . . . . . . . . . .        (516,683)           --              --
      Payment of mortgages payable and
        accrued interest. . . . . . . . . . . . . .     (38,549,782)     (23,403,992)    (30,023,709)
      Incentive fee to manager of
        investment property . . . . . . . . . . . .      (1,730,016)           --              --
                                                        -----------      -----------     -----------
          Cash proceeds from sale of investment
            properties, net of selling expenses . .     $17,695,317        1,594,727       3,580,504
                                                        ===========      ===========     ===========
          Disposition of investment properties:
          Balance due on long-term debt cancelled .     $50,853,648            --          3,100,000
          Accrued interest expense on accelerated
             long-term debt . . . . . . . . . . . .       1,853,284            --            970,317
         Reduction of investment property, net. . .     (16,419,175)           --         (2,023,953)
         Reduction of other assets and liabilities.        (507,101)           --            101,499
                                                        -----------      -----------     -----------
         Non-cash gain recognized due to lenders
           realizing upon security. . . . . . . . .     $35,780,656            --          2,147,863
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, Eastridge Development Company ("Eastridge") (sold June 30, 1995); Daytona Park Associates ("Park") (prior to the transfer of title in May 1994); JMB/160 Spear Street Associates ("160 Spear") (prior to the transfer of title in January 1996); Villa Solana Associates ("Villa Solana") (sold March 23,
1994); 260 Franklin Street Associates ("260 Franklin"); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners") (prior to the sale in May 1996). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners - South Tower LLC (Formerly Maguire/Thomas Partners-South Tower) ("South Tower"); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993); JMB/NewPark Associates, ("JMB/NewPark"); Carlyle-XV Associates, L.P., which owns an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building.

     Due to the restructuring of the Partnership's interest in Maguire Thomas Partners - South Tower, LLC, as discussed below the Partnership, has suspended loss recognition relative to its respective real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund, which is reflected as income from restructuring.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended December 31, 1996 and 1995:







                                                    1996                             1995
                                       ----------------------------    ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .   $174,989,293      114,575,206      301,007,974     140,521,835

Partners' capital accounts
  (deficit):
    General partners. . . . . . . .    (21,029,394)     (17,916,234)     (18,224,556)    (19,752,047)
    Limited partners. . . . . . . .    (59,545,944)      23,388,007      (19,136,591)     14,370,390

Net earnings (loss):
    General partners. . . . . . . .     (2,692,791)       1,947,860         (720,810)        431,034
    Limited partners. . . . . . . .    (28,710,957)      20,716,015      (11,568,129)     (3,026,118)

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         (64.72)           46.70           (26.07)          (6.82)
                                      ============     ============      ===========     ===========





     The net earnings (loss) per limited partnership interest ("Interest") is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the General Partners to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $20,600,000 and $13,000,000 at December 31, 1995 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large reporting entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the RiverEdge Place Building, 260 Franklin Street, and Springbrook shopping center investment properties has been classified by the Partnership as a current liability at December 31, 1996 as a result of defaults, and because the resolution of such defaults is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such debt to be impracticable. The remaining debt has been calculated to have a SFAS 107 value approximating the carrying value by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.





     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center. In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments. In October 1994, the Partnership sold the 9701 Wilshire Office Building. In November 1994, the Partnership assigned its interest in the JMB/125 venture to an affiliate of its unaffiliated venture partner. In June 1995, the Partnership sold its interest in Eastridge Mall. In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. In May 1996, the Partnership sold the Woodland Hills apartment complex. Also, in May 1996, the Partnership, through Villages Northeast and VNE Partners, Ltd., sold the Dunwoody Crossing Phases I, II and III apartment complex. All of the remaining properties owned at December 31, 1996 were completed and operating, except for the Springbrook Shopping Center which the lender took title in 1997.

    The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs reduced for provisions for value impairment where applicable. Depreciation on the operating properties has been provided over the estimated useful lives of 5-30 years using the straight-line method.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
addition, the $30,000,000 impairment loss on the 21900 Burbank and 160 Spear Street investment properties, which were categorized as held for sale or disposition at January 1, 1996 upon adoption of SFAS 121, has been reflected in the accompanying consolidated financial statements as the cumulative effect of an accounting change as provided by SFAS 121. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or estimated fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be obtained by the Partnership in any future sale or disposition transaction.





     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were ($14,827,272), ($6,218,135) and ($7,564,270), respectively, for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements includes ($938,514), ($3,072,568) and ($11,264,668), respectively, of the
Partnership's share of property operations of ($959,426), ($6,489,816) and ($36,287,037) of unconsolidated properties held for sale or disposition as of December 31, 1996, 1995 and 1994, or sold or disposed of in the past three years.

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

     Certain mortgage loans secured by the Partnership's investment properties are the subject of discussions with lenders for debt modifications or restructuring, including the mortgage loans related to 260 Franklin Street Building and RiverEdge Place.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.






VENTURE AGREEMENTS - GENERAL

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

     The terms of the 260 Franklin venture have been described, in general, above. The terms of the Eastridge, Park, 160 Spear, Villa Solana, Cal Plaza and VNE Partners ventures can be described in general, as follows:

     In most instances, these properties were acquired (as completed) for a fixed purchase price; however, certain properties were developed by the ventures and in those instances, the contributions of the Partnership are generally fixed. The joint venture partner was required to contribute any excess of cost over the aggregate amount available from Partnership contributions and financing. To the extent such funds exceed the aggregate costs, the venture partner was entitled to retain such excesses. The venture properties have been financed under various long-term debt arrangements as described in the Notes.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1996, 1995 and 1994, one, two and five, respectively, of the ventures' properties produced net cash receipts. The Partnership also has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of net sale or refinancing proceeds from the ventures.

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





INVESTMENT PROPERTIES

     RIVEREDGE PLACE BUILDING

     The RiverEdge Place Building (formerly the First American Bank Building) was originally 100% leased to an affiliate of the major tenant, First American Bank, under a long-term over-lease executed in connection with the purchase of the property. As the bank and its affiliate were experiencing significant financial difficulties, on June 23, 1992, the Partnership accepted $9,325,000 for the buy-out of the Bank's over-lease obligations. The Partnership took this course of action due to the First American Bank's deteriorating financial condition and the Federal Deposit Insurance Corporation's ability to assume control of the Bank and to terminate the over-lease obligation. The $9,325,000 buy-out was concurrently remitted to the lender to reduce the mortgage note secured by the RiverEdge Place Building. The Partnership is actively pursuing replacement tenants for the building's vacant space.

     The Partnership ceased making monthly debt service payments effective July 1, 1992 and continues to seek to restructure the mortgage note (with a principal balance of $18,166,294 and accrued interest of approximately $11,300,000 at December 31, 1996). The property has generated approximately $5,285,000 and $3,980,000 of cash flow as of December 31, 1996 and 1995, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's attempt for the mortgage note restructuring is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in the recognition of a net gain for financial statement and Federal income tax purposes without any corresponding distributable proceeds. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements at December 31, 1996 and 1995. The RiverEdge Place Building was approximately 96% occupied at the end of 1996. Due to the current status of the mortgage note negotiations, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continued depreciation.

     21900 BURBANK BOULEVARD BUILDING

     In March 1996, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property.

     The Partnership approached the lender during 1995 regarding a modification of the loan (scheduled to mature December 1, 1996) due to the anticipated repair and re-leasing costs expected to be incurred at the property. The lender was not willing to provide such a modification and notified the Partnership of its default under certain provisions of the loan agreement. The Partnership decided not to commit additional amounts to the property and ceased making debt service payments commencing with the November 1995 payment. As a result, the lender realized upon its security interest in the property in 1996. This resulted in the Partnership no longer having an ownership interest in the property.

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation. The accompanying consolidated financial statements for 1996 include $4,000,000 as a cumulative effect of an accounting change to record value impairment and $4,622,203 of extraordinary gain on extinguishment of debt upon the lender taking title to the property in March 1996. The Partnership also had a gain for Federal income tax purposes of approximately $1,324,000. The Partnership's mortgage note had been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.





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

     SPRINGBROOK SHOPPING CENTER

     The Springbrook Shopping Center was approximately 53% occupied at the end of 1996 and operated at a deficit for the year. The Partnership decided not to commit significant additional amounts to the property and ceased making monthly debt service payments in June 1996. Accordingly, the mortgage loan with a scheduled maturity of April 1997 and a principal balance of $10,932,588 has been classified as a current liability at December 31, 1996 and the property was classified as held for sale or disposition as of April 1, 1996. The property will no longer be subject to continued depreciation. Also, commencing in June 1996, all net cash flow from the property was being escrowed with the lender. Principal and interest payments in arrears as of December 31, 1996 were approximately $323,000. As a result of the non-payment of debt service, the lender realized upon its security and took title in January 1997, to the property in full satisfaction of the loan secured by the property. The Partnership expects to recognize a gain for financial reporting purposes and a loss for Federal income tax purposes in 1997.

     The Partnership finalized in November 1995 the sale of an outparcel to a major bank which resulted in sales proceeds of approximately $924,000 and a net gain for financial reporting purposes of $509,777.

     WOODLAND HILLS APARTMENTS

     On May 22, 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party for $12,225,000 less selling costs of approximately $282,000. A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $8,175,000. As a result of the sale, the Partnership recognized a gain of $1,749,814 for financial reporting purposes and recognized a gain of approximately $7,300,000 for Federal income tax purposes in 1996.

     In February 1991, the Partnership had entered into an agreement with the seller of Woodland Hills Apartments. Under the terms of the agreement, the seller canceled its wrap-around mortgage note receivable from the Partnership and assumed management of the property. The obligations to make payments on the two underlying mortgage loans were assumed by the Partnership. The mortgage note receivable originally wrapped around and was subordinate to a first and a second mortgage loan in the principal amounts of $6,800,000 and $1,256,667, respectively. The first mortgage loan required monthly payments of interest only in arrears at the rate of 12.8% per annum through June 1, 1994. The first and second mortgage loans secured by the Woodland Hills Apartments matured November 1, 1994 and June 1, 1994, respectively. On November 2, 1994, the Partnership refinanced the first and second mortgage loans with the lender of the second mortgage loan. The new non-recourse first mortgage loan in the amount of $8,175,000 required monthly payments of interest only at a rate of 4% above the lender's commercial paper rate (approximately 6.05% at December 31, 1995) and had a scheduled maturity of October 1, 1997.

     Effective February 1, 1991, the seller/manager agreed to guarantee a level of cash flow from the property equal to the underlying debt service in return for a subordinated level of cash flow (payable as an incentive management fee) from operations and sale or refinancing of the property.

     As a result of the sale of the property in May 1996, the Partnership is obligated to pay an incentive management fee of approximately
$1,730,000, of which approximately $365,000 is unpaid and is included in accounts payable at December 31, 1996. The Partnership has reduced its recognized gain by the incentive fee.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation.

     BOATMEN'S

     During 1989 the joint venture defaulted on the mortgage loan secured by the property, and the lender obtained title to the property. As a result, the Partnership has no further ownership interest in the property.

     During 1990, the Partnership accepted non-interest bearing promissory notes totalling $2,325,000 as settlement for certain claims against the joint venture partner. As of December 31, 1996, the Partnership has received cash payments totalling $1,910,937 and scheduled payments are delinquent in the amount of $414,063. To preserve its legal rights, the Partnership issued notices of default in 1993 as no amounts have been collected since such date. The Partnership has recognized revenue on the settlement to the extent of the cash collected. There is no assurance that the remaining delinquent amounts will be collected.

     PARK

     In November 1991, Park modified the mortgage note secured by Park at Countryside Apartments effective January 1, 1990. In October 1993, the joint venture ceased making the required debt service payments, and after discussions with the lender, the venture was unable to secure an additional modification to the loan. On May 5, 1994, the lender realized upon its mortgage security and took title to the property. The Partnership recognized a gain on disposition in 1994 of $1,418,043 (net of the venture partner's share of $729,820) for financial reporting purposes. In addition, the Partnership recognized a gain in 1994 of $801,665 (net of venture partner's share of $54,737) for Federal income tax purposes, with no corresponding distributable proceeds.

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

The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $7,207,000) of the monthly cash flow paid from March 1993 to December 1996 above the 8% interest pay rate has been put into escrow for the future payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. A portion of such funds are reserved for the payment of deferred interest and principal on the mortgage loan. Payments are made from the reserve amounts (none paid at December 31, 1996) if the reserve balance exceeds $2,120,000 at any time. The joint venture also was required to fund $500,000 into the reserve account in connection with the loan modification.

     In June 1995, $3,740,000 was received from a tenant as a lease termination fee. The venture remitted $2,112,200 to the lender to reduce the principal balance on the mortgage loan and an additional $628,700 was placed into the reserve account.

     The property was classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continued depreciation. The Partnership recorded a provision for value impairment of $7,200,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon an analysis of discounted cash flows of the property over the expected holding period.

     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 (of which $2,745,058 relates to future lost rents and of which the unamortized amount of $2,007,580 is included in deferred income and other current liabilities in the accompanying consolidated financial statements as of December 31, 1996) as a lease amendment fee in June 1995 and guaranteed the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will remain obligated for lease payments on approximately 55,000 square feet on the third and seventh floors under its original lease terms. It is currently attempting to sub-lease a portion of this space. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 was placed into escrow and was used to pay for leasing costs associated with the Maxis lease, and (iii) $628,700 was placed into the existing reserve account.

     In 1995, the venture received approximately $1,410,000 in full settlement proceeds from a lawsuit filed against Dillingham, the general contractor of the property, and several of the subcontractors ($150,000 was received in 1994). The funds will generally be used for necessary building repairs. As of December 31, 1996, approximately $800,000 of the proceeds have been spent on necessary repairs with the remaining balance of approximately $756,000 included in accounts payable at December 31, 1996.

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 were issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. As the result of a settlement agreement between the Partnership and its joint venture partner, the joint venture partner is obligated to pay 40% of the amounts owed under the promissory notes and the Partnership is obligated to pay 60% of such amounts. During July 1994, June 1995 and June 1996, $70,701 of principal was paid and $51,820, $43,336 and $34,948 of interest, respectively, was paid to the tenant from cash flow generated from operations of the property. As of December 31, 1996, the outstanding balance of the notes was $219,733.





     160 SPEAR STREET BUILDING

     Tenant leases comprising approximately 69% of the building expired in 1995. Lease renewals and new leases were likely to be at rental rates less than the rates on existing leases due to rental concessions and other factors. In addition, new leases were expected to require expenditures for lease commissions and tenant improvements prior to occupancy. As a result, the Partnership decided not to commit any additional funds for anticipated re-leasing costs since the recovery of such amounts would be remote.

     During 1992, the venture reached an agreement with the mortgage lender to modify and extend the mortgage notes secured by the 160 Spear Street investment property, which was scheduled to mature on December 10, 1992. The maturity of the notes were extended to February 10, 1999.
Additionally, the venture was required to escrow net cash flow (as defined) thirty days following each quarter end which could have been withdrawn for expenditures approved by the lender, by the lender upon default of the notes or by the venture on February 10, 1997 when the escrow agreement was scheduled to terminate. At December 31, 1995, $210,136 had been placed in the escrow account, and $170,985 had been withdrawn for expenditures approved by the lender.

     The venture approached the lender for an additional loan modification due to anticipated re-leasing costs which were expected to be incurred at the property. However, the lender indicated that it was not willing to provide an additional modification. The venture ceased making its monthly debt service payments effective June 1, 1995 and in July 1995, reached an agreement whereby all cash flow from the property was deposited in a lockbox controlled by the lender until title was transferred. On January 25, 1996, the lender concluded proceedings to realize upon its security and took title to the property.

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation. The accompanying consolidated financial statements include $26,000,000 as the cumulative effect of an accounting change to record value impairment as the carrying value of the property was reduced to its estimated fair value based upon the application of an appropriate capitalization rate to the net operating income of the property. In addition, the Partnership recognized $31,158,453 of extraordinary gain on extinguishment of debt for financial reporting and a gain of approximately $9,450,000 for Federal income tax purposes with no corresponding distributable proceeds in 1996. The mortgage notes with a balance totaling $39,184,844 have been classified at December 31, 1995 as a current liability in the accompanying consolidated financial statements.

     PIPER JAFFRAY TOWER

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

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $95,764,000 and $84,489,000 at December 31, 1996 and 1995, respectively.




     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $96,868,300 is outstanding as of December 31, 1996. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1994, 1995 or 1996. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1994 and 1995 totalled $353,251 and $464,178, respectively. During 1996, excess cash flow generated under this agreement was $741,627 which is expected to be remitted to the lender during the second quarter of 1997. On a monthly basis, the venture deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The escrow balance as of December 31, 1996 is approximately $3,993,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1996, the manager has deferred approximately $3,216,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of the venture's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from net sale or refinancing proceeds, if any.

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in the value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Therefore, during 1996, interest expense of $10,250,000 was recognized at the loans stated payment rate. Total indebtedness including interest under the mortgage loan is approximately $119,111,070 and $120,429,415 at December 31, 1996 and 1995, respectively. JMB/Piper anticipates exploring refinancing alternatives during 1997. Such refinancing would only be possible if the underlying lender would accept a discount and would also likely require additional capital contributions from JMB/Piper. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1996, 1995 and 1994.




     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans will be repaid. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached the joint venture indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, the joint venture agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1996 is $621,744.

     JMB/900

     In 1984, the Partnership acquired, through JMB/900 with C-XIV, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987, the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. The current partners of Progress Partners are JMB/900 and PPI, JRA and PC-900 (together "Venture Partners").

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

     JMB/900 has also made a loan to PPI in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1994, 1995 and 1996). To the extent that JMB/900 has not received annual distributions equal to the interest payable on such loan, the deficiency becomes a cumulative preferred return payable out of future net cash flow or net sale or refinancing proceeds.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum payable quarterly. Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make this payment. As a result of the lawsuit discussed below, such amounts have not been contributed by JMB/900 to pay the Venture Partners, and consequently, interest has not been received by




JMB/900 on the $20,000,000 loan discussed above. Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow (net after the $3,285,000 per annum stated return payable to the Venture Partners discussed above) of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the venture partners.

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

     As a result of certain defaults by PPI, an affiliate of the General Partners assumed management responsibility for the 900 Third Avenue Building as of August 1987 for a fee computed as a percentage of certain revenues. In December 1994, the affiliated property manager entered into a sub-management contract with an unaffiliated third party. Pursuant to the sub-management agreement, the unaffiliated property manager is managing the property.

     Through December 31, 1991, it was necessary for JMB/900 to contribute approximately $4,364,000 ($1,457,000 of which was contributed by the Partnership) to pay past due property real estate taxes and to pay certain costs, including litigation settlement costs, which were the responsibility of one of the Venture Partners under the terms of the joint venture agreement to the extent such funds were not available from the investment property. In July 1989, JMB/900 filed a lawsuit in Federal court against the former manager and the Venture Partners to recover the amounts contributed and to recover for certain other joint venture obligations on which the Venture Partners had defaulted. This lawsuit was dismissed on jurisdictional grounds. Subsequently, however, the FDIC filed a complaint, since amended, in a lawsuit against PPI, JRA, JMB/900, and other unaffiliated defendants, which has enabled JMB/900 to refile its previously asserted claims against the Venture Partners as part of that lawsuit in Federal court. There is no assurance that JMB/900 will recover the amounts of its claims as a result of the litigation. Due to the uncertainty, no amounts in addition to the amounts advanced to date, noted above, have been recorded in the financial statements.

    During the fourth quarter of 1996, The State of Maryland Deposit Insurance Fund Corporation (the "MDIFC") commenced an action against PPI and JRA to collect on a certain note receivable by foreclosing its security interest in PPI and JRA's interest in Progress Partners. The trial court in that action has entered summary judgment in favor of MDIFC for in excess of $6 million. The MDIFC has made known its intent to schedule an immediate sale of PPI and JRA's interest at which the MDIFC expects to be the successful purchaser. In anticipation of succeeding PPI and JRA, the MDIFC has been discussing with JMB/900 a purchase by JMB/900 of all of the interests that would be acquired by MDIFC if it were the successful purchaser. There are no assurances that a purchase agreement with the MDIFC will be reached or that the MDIFC will be the successful purchaser at the sale.

     Concurrent with the lawsuit filed by the MDIFC, the FDIC has filed two additional lawsuits against JMB/900, PPI, JRA, and other non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the interests in PC-900 and to challenge the consent given by JMB/900 in 1990 to allow the MDIFC, in the event it acquired PPI and JRA's interest through foreclosure, to become a partner of Progress Partners. JMB/900 has been discussing a settlement with the FDIC in which JMB/900 would purchase the interest of the FDIC and/or PC-900 in Progress Partners. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital and after repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the joint venture in connection with the loan extension will be paid into an escrow account controlled by the lender to be used, including interest earned thereon, by the joint venture for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the joint venture once 90% of such leased space has been renewed or released. To date, no escrow funds have been deposited into the account for leasing costs. As of July 1996, all amounts advanced by JMB/900 have been repaid to it (of which the Partnership's share is approximately $2,000,000). The escrow balance at December 31, 1996 is approximately $193,000.

     SOUTH TOWER

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owns a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership included Carlyle Real Estate Limited Partnership-XIV ("Affiliated
Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

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

     The terms of the original South Tower agreement generally provided that the Partnership and Affiliated Partner's aggregate share of the South Tower's annual cash flow, net sale or refinancing proceeds, and profits and losses be distributed or allocated to the Partnership and the Affiliated Partner in proportion to their aggregate capital contributions.

     Annual cash flow was to be distributed 80% to the Partnership and Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner have received, in the aggregate, a cumulative preferred return of $8,050,000 per annum. The remaining cash flow was to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners. Additional contributions to South Tower were contributed 49.99% by the Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.





     Operating profits and losses, in general, were to be allocated 49.99% to the Partnership and the Affiliated Partner and the balance to the other joint venture partners. Substantially all depreciation and certain expenses paid from the Partnership's and Affiliated Partner's capital contributions were to be allocated to the Partnership and Affiliated Partner. In addition, operating profits, up to the amount of any annual cash flow distribution, were allocated to all partners in proportion to such distributions of annual cash flow.

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds would be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner have received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, begins at $120,000,000 and increases annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds would be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property (with a balance of approximately $187,483,000 and accrued interest of approximately $1,562,000 as of December 31, 1996), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996 the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note secured by the property be extended to September, 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The mortgage lender received a $2,000,000 extension fee paid by the venture partners in their ownership percentages (of which the Partnership's share was $650,000).

     The promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership had been in discussion with the lender regarding an extension of the promissory note. The Partnership had ceased making debt service payments on the promissory note, and therefore, the promissory note had been classified as a current liability in the accompanying consolidated financial statements at December 31, 1995. In the fourth quarter of 1996, the Partnership reached an agreement with the lender to modify the promissory note (with a principal balance of $22,750,000 and accrued interest of approximately $5,800,000 prior to modification). The Partnership's amended and restated promissory note has an adjusted balance of approximately $40,830,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the extension fee and a restructuring fee of approximately $11,600,000. The promissory note is due September 2003 and accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.





     In conjunction with the note modifications, the joint venture was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed.

     At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the agreement make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the venture partners as described below.

     JMB/125 was a joint venture between Carlyle-XV Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XVI Associates, L.P. and Carlyle Advisors, Inc. The Partnership held indirectly through Carlyle-XV Associates, L.P., an approximate 60% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XV Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 60% to the Partnership. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds would be distributed or allocated to the Partnership in proportion to its indirect approximate 60% share of capital contributions to JMB/125.

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





     The partnership agreement of 125 Broad, as amended, provided that the O&Y partners were obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners were required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceeded such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 were treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1994 and was expected to operate at a deficit for the next several years. Such deficits were required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners were in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest of such loans were to be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon were to be due and payable on December 31, 2000. JMB/125 and the O&Y partners were obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on its mortgage loan by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of JMB/125's assignment of its interest in 125 Broad, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of assignment, the arrearage under the mortgage loan had increased to approximately $69,447,000. Approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad provided loss reserves for the entire rent offset by J&H, $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993 and
1992, respectively, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $4,300,000, $5,587,000 and $12,159,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and was included in the Partnership's share of loss from operations of unconsolidated venture.





     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains was $31,743,006 and $26,678,693 for financial reporting and Federal income tax purposes, respectively. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note.

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

     As a result of the acquisition by Federated Department Stores ("Federated") of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark Mall has approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture is negotiating to sell the building to a national retail store owner. The NewPark joint venture expects to receive net proceeds from the transactions if they are closed as currently contemplated. However, there is no assurance that the transactions will be closed or, if so, will be on the terms currently contemplated.

     In response to uncertainty concerning the NewPark joint venture's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the NewPark joint venture has shortened its intended holding period for this investment to not later than 1999, the NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,780,000. Such provision was recorded to reduce the venture's carrying value of the investment property to the then estimated fair market value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

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

     260 FRANKLIN

     In May 1986, the Partnership, through the 260 Franklin joint venture partnership, acquired an interest in an office building in Boston, Massachusetts known as the 260 Franklin Street Building.

     The property is currently subject to a first mortgage loan in the original principal amount of approximately $75,000,000. 260 Franklin's original cash investment (exclusive of acquisition costs) was approximately $35,000,000 of which the Partnership's share was approximately $24,500,000.

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street is escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property is currently managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by JMB in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property. Reference is made to the Notes to the Financial Statements of 260 Franklin Street Associates.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 plus accrued and deferred interest matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin also began investigating market conditions to determine whether conditions were favorable for selling the property. However, it was determined that conditions were not favorable and the property continues to be held as investment property. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997. In addition to substantially the same terms as were in effect prior to such extension, the agreement requires that the property submit net operating cash flow of the property to the lender. The joint venture is currently seeking a further extension of the mortgage loan through January 1, 1998. However, there can be no assurance that the joint venture will be able to obtain a further extension of the loan. If 260 Franklin is unable to extend the mortgage loan to the property, the Partnership may decide not to commit any significant additional funds.
This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. This would result in 260 Franklin and the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     The office market in the Financial District of Boston remains competitive due to the new office building developments and lay-offs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. Therefore, the Partnership and 260 Franklin venture recorded a provision for value impairment of $17,400,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income. As a result of the uncertainty of the Partnership recovering the deficit capital account from further operation or sale, such provision has all been allocated to the Partnership. This has resulted in the elimination of the venture partner's deficit balance.

     The long-term mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin has been required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $105,000. The escrow account ($2,428,695 at December 31, 1996 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $3,551,000 used as of December 31, 1996) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.





     VILLAGES NORTHEAST

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until November 15, 1997. Based upon the pending maturity of the loan, the Partnership began marketing the property for sale. Accordingly, the property was classified as held for sale or disposition as of January 1, 1996 and therefore had not been subject to continued depreciation.

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds was utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $304,453 is reported as an extraordinary item in the 1996 Consolidated Financial Statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $551,000) was paid to the State of Georgia on behalf of the Holders of Interests for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $10,500,000 for financial reporting purposes for the year ended December 31, 1996 and a gain of approximately $17,500,000 for Federal income tax purposes in 1996. The Partnership made a distribution of $25 per Interest from its share of the net sales proceeds of this sale in May 1996.

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

     OWINGS MILLS

     In December 1985, the Partnership, through the JMB/Owings joint venture partnership, acquired an interest in an existing joint venture partnership ("Owings Mills") which owns an interest in an enclosed regional shopping center. JMB/Owings's original cash investment was $7,000,000, of which the Partnership's share was $3,500,000. On June 30, 1993, JMB/Owings sold its interest in Owings Mills Shopping Center as described below.

     JMB/Owings sold its partnership interest in Owings Mills to an affiliate of the Partnership's unaffiliated joint venture partners. The sale price of the interest was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XVI were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and the unaffiliated joint venture partner) bears interest at a rate of 7% per annum subject to increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances, including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest was allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance to the JMB/Owings Mills Associates partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP partnership agreement pursuant to the terms of the sale agreement. JMB/Owings adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,310 of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment, at March 31, 1995, the joint venture adopted the installment method for recognition of deferred gain. JMB/Owings recognized $870,121 and $1,713,499 of deferred gain of which the Partnership's share is $435,060 and $856,750 in 1996 and 1995, respectively, and $527,237 and $1,501,936 of interest income in 1996 and 1995, of which the Partnership's share is $263,619 and $750,968, respectively.

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                1996            1995
                                            ------------    -----------
13.875% mortgage note; secured by the
 RiverEdge Place Building; monthly
 payments of $302,821 were due through
 December 1, 1995; the outstanding
 balance of principal and accrued
 interest was due January 1, 1996;
 in default since July 1992 . . . . . . .   $18,166,294      18,166,294





                                                1996            1995
                                            ------------    -----------
12.0% promissory note (in default);
 secured by the Partnership's interest
 in the Wells Fargo Center South
 Tower office building in Los Angeles,
 California; monthly interest only
 payments through November 30, 1994;
 principal balance of $22,750,000
 was due December 1, 1994, replaced
 in 1996 by the loan described
 immediately below. . . . . . . . . . . .         --         22,750,000

17.0% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003.     40,834,557         --

Variable rate mortgage note; secured
 by the Woodland Hills Apartments;
 payable in monthly installments of
 interest only of varying amounts
 related to a market index until
 October 1, 1997 when the principal
 balance of $8,175,000 was payable,
 returned at sale of the property in
 May, 1996. . . . . . . . . . . . . . . .         --          8,175,000

9.3% first mortgage note; secured by the
 160 Spear Street Building; monthly
 payments of interest only were required
 through March 10, 1995; principal and
 interest payments of $278,877 were due
 monthly from April 10, 1995 through
 January 10, 1999; the unpaid balance
 of principal and interest of
 approximately $32,772,760 was due on
 February 10, 1999; in default as of
 December 31, 1995; lender realized
 upon its security interest in the
 property in January 1996 . . . . . . . .         --         33,750,000

12.55% second mortgage note; secured
 by the 160 Spear Street Building;
 monthly payments of interest only
 were required through March 10, 1995;
 principal and interest payments of
 $58,216 were due monthly from April 10,
 1995 through January 10, 1999;
 the unpaid balance of principal and
 interest of approximately $5,351,910
 was scheduled to be due on February 10,
 1999; in default as of December 31,
 1995; lender realized upon its security
 interest in the property in January 1996         --          5,434,894

9.5% mortgage note; secured by the
 21900 Burbank Boulevard Building;
 required monthly principal and
 interest payments of $106,789
 through November 1, 1996 with the
 balance of the unpaid principal
 and interest of approximately
 $11,563,066 due on December 1, 1996;
 in default as of December 31,
 1995; lender realized upon its
 security interest in the property
 in March 1996. . . . . . . . . . . . . .         --         11,668,754




                                                1996            1995
                                            ------------    -----------

11.0% mortgage note (in default);
 secured by the 260 Franklin Street
 Building; monthly payments of
 interest only of $374,455 are due
 from June 1991 through January 1,
 1992, monthly payments of interest
 only of $499,273 are due from
 February 1, 1992 through December 1,
 1995, the unpaid balance of
 approximately $74,891,013 plus
 unpaid accrued interest is due on
 January 1, 1997.  Additional interest
 payable upon maturity to provide
 an 11% return to lender and 60% of
 the greater of net sales or refinancing
 proceeds or appraised value, as
 defined. . . . . . . . . . . . . . . . .     89,870,356     87,623,625

10.375% mortgage note; secured by the
 California Plaza Building; principal
 and interest payments of $525,136 were
 due monthly from February 1, 1992
 through December 1, 1996; the unpaid
 balance of principal and interest of
 approximately $56,673,315 was due on
 January 1, 1997; modified in December 1993
 to require interest only payments of
 $384,505 (8.00%) due monthly effective
 February 1993 through January 1, 2000;
 interest accrues at 10.375% through
 January 1, 2000 when the unpaid principal
 and interest is due. . . . . . . . . . .     60,098,432     59,206,496

7.64% mortgage note; secured by Dunwoody
 Crossing (Phase II), principal and interest
 payments of $73,316 are due monthly from
 November 1, 1992 through October 31, 1997;
 the unpaid balance of principal and interest
 of approximately $9,004,930 is due on
 November 1, 1997, retired at sale of
 the property in May, 1996. . . . . . . .         --          9,345,916

8.65% mortgage note; secured by Dunwoody
 Crossing (Phases I and III), principal and
 interest payments of $171,737 are due monthly
 from February 15, 1995 to October 15, 1997;
 the unpaid balance of principal and interest
 of approximately $20,878,209 is due on
 November 15, 1997, retired at sale of
 the property in May, 1996. . . . . . . .         --         21,308,879

9.53% mortgage note (in default); secured
 by the Springbrook Shopping Center;
 monthly payments of interest only are
 required through May 1, 1995; principal
 and interest payments of $92,735 are due
 monthly from June 1, 1995 through April 1,
 1997; the unpaid balance of principal
 and interest of approximately $10,951,198
 was scheduled to be due on May 1, 1997,
 satisfied in January 1997 as the lender
 realized upon its collected security . .     10,932,588     10,961,455
                                            ------------   ------------





                                                1996            1995
                                            ------------    -----------

     Total debt . . . . . . . . . . . . .    219,902,227    288,391,313
     Less current portion
       of long-term debt. . . . . . . . .    118,969,238    179,862,967
                                            ------------   ------------

     Total long-term debt . . . . . . . .   $100,932,989    108,528,346
                                            ============   ============

     Included in the above total long-term debt is $19,514,170 and $16,375,503 for 1996 and 1995, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

                   1997 . . . . . . . $118,969,238
                   1998 . . . . . . .        --
                   1999 . . . . . . .        --
                   2000 . . . . . . .   60,098,432
                   2001 . . . . . . .        --
                                      ============

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other dispositions of investment properties will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other dispositions (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties.

Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners. The remaining sale or other disposition profits and losses will be allocated to the Holders of Interests.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property by the Partnership up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distribution being made, the Holders of Interests are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Holders of Interests have not yet received and are not expected to receive cash distributions of net sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. As of the date of this report, the General Partners have received net sale or refinancing proceeds aggregating $170,311.


MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager has acted or is acting as property manager of the 260 Franklin Street Building, the Dunwoody Crossing Apartments (through its sale in May 1996) and the RiverEdge Place Building on the same terms that existed prior to the assignment of the management contracts. In connection with such transaction, an affiliate of the Corporate General Partner has previously guaranteed the payments to the successor manager of certain property management fees. As a result, property management fees for the 260 Franklin Street Building are being paid currently to the successor manager pursuant to the guarantee. In addition, the affiliated property manager has entered into a sub-management agreement with the successor for management of the 900 Third Avenue Building.


NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at December 31, 1996 and 1995.

LEASES

     At December 31, 1996, the Partnership and its consolidated ventures' principal assets are three office buildings and one shopping center. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, substantially all leases with shopping center tenants provide for additional rent based upon percentages of tenant sales volume. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

               Office buildings:
                 Cost . . . . . . . . . . . . . .   $175,311,249
                 Accumulated depreciation . . . .     65,083,881
                                                    ------------
                                                     110,227,368
                                                    ------------
               Shopping centers:
                 Cost . . . . . . . . . . . . . .     11,951,252
                 Accumulated depreciation . . . .      3,502,373
                                                    ------------
                                                       8,448,879
                                                    ------------
                         Total. . . . . . . . . .   $118,676,247
                                                    ============

     Minimum lease payments, (excluding the Springbrook Shopping Center which the lender obtained title to in January, 1997), including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                   1997 . . . . . . . . . .    $17,106,666
                   1998 . . . . . . . . . .     16,532,233
                   1999 . . . . . . . . . .     15,624,645
                   2000 . . . . . . . . . .     13,936,215
                   2001 . . . . . . . . . .      9,701,926
                   Thereafter . . . . . . .     24,508,161
                                               -----------
                       Total. . . . . . . .    $97,409,846
                                               ===========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:





                                                           UNPAID AT
                                                          DECEMBER 31,
                            1996        1995     1994        1996
                          --------    -------  --------   ------------
Property management
 and leasing fees . . .   $ 66,560    409,364   749,801    1,510,131
Insurance commissions .      9,330     34,148    42,442        --
Reimbursement (at cost)
 for accounting services    11,760    191,026   201,829        1,116
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . .     89,867     88,673    80,363       21,441
Reimbursement (at cost)
 for legal services . .     17,775     17,883    19,116        3,700
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses      --       207,711   110,171        --
                          --------    ------- ---------    ---------
                          $195,292    948,805 1,203,722    1,536,388
                          ========    ======= =========    =========

     Affiliates of the General Partners have previously deferred management and leasing fees payable to them in an aggregate amount of $1,510,131 through December 31, 1996 pursuant to debt modifications at the 260 Franklin and Piper Jaffray properties. In addition, an affiliate of the General Partners has deferred (through reimbursements made directly to the Partnership) $675,876 for the Partnership's proportionate share of property management and leasing fees paid by affiliated joint venture partnerships or their underlying ventures, as the case may be (these reimbursements are not reflected in the above table). These reimbursements include the proportionate share of property management fees of one unconsolidated entity, which is not included in the consolidated financial statements.
The Partnership paid $847,752 of previously deferred reimbursements to the Corporate General Partner and its affiliates in July 1994. The Partnership also paid previously deferred partnership management fees and distributions of $724,121 and $249,591, respectively, to the General Partners in August 1994.

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

     During 1994 and 1993, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such assignment, JMB Realty Corporation ("JMB") guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin property in 1995. Beginning in January 1996, the unaffiliated property manager is being paid management fees by the property. As a result of JMB's paying the management fees to the unaffiliated third party manager pursuant to the guarantee. JMB is entitled to reimbursement of prior years fees of $331,811. As of December 31, 1996, $1,510,131 of management and leasing fees were unpaid.

     The manager of Piper Jaffray Tower, an unconsolidated joint venture, (which was an affiliate of the Corporate General Partner through November
1994) had agreed to defer receipt of its property management fees as more fully discussed in the Notes. Such fees deferred by the affiliate were approximately $1,839,000 (at which the Partnership's share is approximately $919,500) at December 31, 1996.





INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for South Tower, JMB/125, 125 Broad Street Company (through effective date of JMB/125's assignment - October 31, 1994), JMB/Piper, JMB/Piper II and JMB/900, for the years ended 1996 and 1995 follows:

                                         1996             1995
                                     ------------     ------------

Current assets. . . . . . . . . .    $ 17,605,073       26,784,754
Current liabilities
 (including $197,433,146
 of debt in default at
 December 31, 1995) . . . . . . .     (15,377,451)    (217,998,259)
                                     ------------     ------------
    Working capital (deficit) . .       2,227,622     (191,213,505)
                                     ------------     ------------
Other assets. . . . . . . . . . .      30,339,650       31,486,199
Deferred expenses . . . . . . . .       5,955,360        4,714,000
Investment properties, net. . . .     305,457,813      317,569,356
Other liabilities . . . . . . . .      (6,116,980)      (4,818,311)
Long-term debt. . . . . . . . . .    (393,982,072)    (207,871,000)
Ventures partners' equity . . . .      38,522,255       36,739,437
                                     ------------     ------------
    Partnership's capital (deficit)  $(17,596,352)     (13,393,824)
                                     ============     ============
Represented by:
  Invested capital. . . . . . . .    $148,108,615      186,371,327
  Cumulative distributions. . . .     (49,903,117)     (58,249,495)
  Cumulative losses . . . . . . .    (115,801,850)    (141,515,656)
                                     ------------     ------------
                                     $(17,596,352)     (13,393,824)
                                     ============     ============
Total income. . . . . . . . . . .    $ 88,175,915       86,827,114
Expenses applicable to
  operating loss. . . . . . . . .      91,621,900      100,056,848
                                     ------------     ------------
Operating loss. . . . . . . . . .      (3,445,985)     (13,229,734)
Gain on sale of interest
  in unconsolidated venture . . .           --           1,713,501
                                     ------------     ------------
Net earnings (loss) . . . . . . .    $ (3,445,985)     (11,516,233)
                                     ============     ============

     The total income, expenses applicable to operating loss and net income for the above ventures for the year ended December 31, 1994 were $121,161,958, $165,863,948 and $7,710,112, respectively.




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV                SCHEDULE III
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1996
                                                              COSTS
                                                           CAPITALIZED
                                   INITIAL COST TO        SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                   PARTNERSHIP (A)       TO ACQUISITION         AT CLOSE OF PERIOD (B)
                              -------------------------- --------------------------------------------------------
                                LAND AND     BUILDINGS      LAND AND        LAND AND    BUILDINGS
                                LEASEHOLD      AND        BUILDINGS AND    LEASEHOLD       AND
DESCRIPTION       ENCUMBRANCE   INTERESTS   IMPROVEMENTS  IMPROVEMENTS      INTEREST   IMPROVEMENTS    TOTAL
-----------      ------------  -----------  ------------  -------------    ----------  ------------ -----------
OFFICE BLDGS:
RiverEdge
 Place Building
 Fulton County
 (Atlanta),                                                     (F)
 Georgia. . . . .$ 18,166,294    3,185,826    28,389,541    (5,185,670)     2,397,888    23,991,809  26,389,697

260 Franklin Street
 Boston, Massac-                                                (E)
 husetts (D). . .  89,870,356    8,169,209    97,607,593   (24,333,737)     5,501,887    75,941,178  81,443,065





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV    SCHEDULE III - CONTINUED
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1996
                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                    INCOME             1996
                                ACCUMULATED             DATE OF       DATE        STATEMENT        REAL ESTATE
                               DEPRECIATION(J)       CONSTRUCTION   ACQUIRED    IS COMPUTED (C)       TAXES
                              ----------------       ------------  ----------   ---------------    -----------
OFFICE BUILDINGS:
RiverEdge
 Place Building
  Fulton County (Atlanta),
  Georgia . . . . . . . . . .        9,995,267           1984        06/10/85        5-30 years        241,957
 260 Franklin Street
  Boston, Massachusetts
  (D) . . . . . . . . . . . .       31,766,188           1985        05/21/86        5-30 years      2,104,830





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV    SCHEDULE III - CONTINUED
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1996
                                                              COSTS
                                                           CAPITALIZED
                                   INITIAL COST TO        SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                   PARTNERSHIP (A)       TO ACQUISITION         AT CLOSE OF PERIOD (B)
                              -------------------------- --------------------------------------------------------
                                LAND AND     BUILDINGS      LAND AND        LAND AND    BUILDINGS
                                LEASEHOLD      AND        BUILDINGS AND    LEASEHOLD       AND
                  ENCUMBRANCE   INTERESTS   IMPROVEMENTS  IMPROVEMENTS      INTEREST   IMPROVEMENTS    TOTAL
                 ------------  -----------  ------------  -------------    ----------  ------------ -----------

California Plaza
 Walnut Creek,                                                   (H)
 California (D) .  60,098,432    6,010,604    62,029,222      (561,339)     5,132,408    62,346,079  67,478,487
SHOPPING CENTER:
Springbrook Shopping
 Center
 Bloomingdale,                                                   (G)
 Illinois . . . .  10,932,588    3,164,708    17,913,485    (9,126,941)     1,262,617    10,688,635  11,951,252
                 ------------   ----------   -----------   -----------     ----------   ----------- -----------
    Total . . . .$179,067,670   20,530,347   205,939,841   (39,207,687)    14,294,800   172,967,701 187,262,501
                 ============   ==========   ===========   ===========     ==========   =========== ===========




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV    SCHEDULE III - CONTINUED
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES
                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                DECEMBER 31, 1996

                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                   INCOME              1996
                                ACCUMULATED             DATE OF       DATE        STATEMENT        REAL ESTATE
                               DEPRECIATION(J)       CONSTRUCTION   ACQUIRED   IS COMPUTED (C)        TAXES
                              ----------------       ------------  ----------   ---------------    -----------
California Plaza
 Walnut Creek,
 California (D) . . . . . . .       23,322,426           1985        06/30/86        5-30 years        702,573
SHOPPING CENTER:
Springbrook Shopping Center
 Bloomingdale,
 Illinois . . . . . . . . . .        3,502,373           1980        07/05/89        5-30 years        382,186
                                   -----------                                                       ---------
    Total . . . . . . . . . .       68,586,254                                                       3,431,546
                                   ===========                                                       =========

Notes:
      (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
      (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was
           $224,836,715.
      (C)  Certain of the Partnership's investment properties have been classified as held for sale or disposition during 1996 as more fully described in the Notes.
      (D)  Properties owned and operated by joint venture.
      (E)  In 1990 and 1996, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $17,120,734 and $17,400,000, respectively.
      (F)  In 1992, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled $6,149,632.
      (G)  In 1993 and 1996, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled $8,972,831 and $1,400,000, respectively.
      (H)  In 1996, the Partnership recorded provisions for value impairment.  The portion allocated to real estate totalled $7,200,000.




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV  SCHEDULE III - CONTINUED
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              DECEMBER 31, 1996

     (I)  Reconciliation of real estate owned as of December 31, 1996, 1995 and 1994:


                                                                    1996           1995            1994
                                                                ------------    -----------    -----------
     Balance at beginning of period . . . . . . . . . . . . .   $334,836,768    367,553,814    413,139,577
     Additions during period. . . . . . . . . . . . . . . . .      2,011,678        872,103      1,279,820
     Provisions for value impairment. . . . . . . . . . . . .    (49,528,382)          --            --
     Sales and dispositions during period . . . . . . . . . .   (100,057,563)   (33,589,149)   (46,865,583)
                                                                ------------    -----------    -----------

     Balance at end of period . . . . . . . . . . . . . . . .   $187,262,501    334,836,768    367,553,814
                                                                ============    ===========    ===========

(J)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . . . . . .   $104,766,634    106,168,986    107,997,321
     Depreciation expense . . . . . . . . . . . . . . . . . .      5,413,953     10,440,946     11,490,889
     Sales and dispositions during period . . . . . . . . . .    (41,594,333)   (11,843,298)   (13,319,224)
                                                                ------------    -----------    -----------

     Balance at end of period . . . . . . . . . . . . . . . .   $ 68,586,254    104,766,634    106,168,986
                                                                ============    ===========    ===========





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1996 and 1995.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner, ABPP Associates, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, shall be directed by a majority in interest of its limited partners who are generally officers, directors and affiliates of JMB or its affiliates, as to whether to provide its approval of any sale of real property (or interest therein) of the Partnership.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II)) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: The Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Advisors, Inc., the general partner of JMB/125. Reference is made to the Notes.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also director of USC, Inc. He is also director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. Operating losses may benefit the General Partners or the partners thereof to the extent that such losses may be offset against taxable income from the Partnership or other sources. In 1996, the General Partners received sales distributions of $112,047.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates of the Partnership certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 and
Exhibit 21 hereto.

     Through December 31, 1996, $2,186,007 of property management fees and leasing fees have been deferred (including direct reimbursements made to the Partnership) by an affiliate of the General Partner, or approximately $5 per Interest in the aggregate. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis.

     Affiliates of the Corporate General Partner provided property management services in 1996 for one investment property Springbrook Shopping Center. Such affiliates earned property management and leasing fees amounting to $66,560 in 1996 all of which were paid as of December 31, 1996.

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

     An affiliate of the Corporate General Partner provided property management and services for the 260 Franklin Street Building in Boston, Massachusetts in 1994 and prior years. As required by the terms of a modification for the mortgage loan secured by the 260 Franklin Street Building, property management and leasing fees payable to the affiliate since January 1992 have been escrowed. Pursuant to the affiliate selling its interest in the management contracts at 260 Franklin Street, JMB guaranteed payment of the management fees to the unaffiliated third party in 1995. Beginning in January 1996, the unaffiliated property manager is being paid management fees by the property. As a result of JMB's paying the management fees to the unaffiliated third party manager, JMB is entitled to reimbursement of prior year fees of $331,811. As of December 31, 1996, JMB is entitled to reimbursement for property and management fees of $1,510,131 by 260 Franklin Street Associates. Such amount does not bear interest. An affiliate of the Corporate General Partner had managed the Piper Jaffray Tower (an unconsolidated joint venture) through November 1994. In conjunction with the August 1992 loan modification, the affiliated property manager had agreed to defer receipt of its property management fees which aggregated $1,839,000 at December 31, 1996. In December 1994 the affiliated property manager entered into an agreement with an unaffiliated third party for the sub-management of the 900 Third Avenue building. Property management fees for this property were $452,518 in 1995, all of which were paid to the sub-manager.





     JMB Insurance Agency, Inc., affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $9,330 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, no such out-of-pocket expenses were incurred by the General Partner.

     Additionally, the General Partners are also entitled to reimbursements for administrative legal, accounting and portfolio management services. Such costs for 1996 were $119,402, of which $26,257 was unpaid as of December 31, 1996. Reference is made to the Notes.





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

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                        NAME OF                            AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
Interests and Assignee
Interests therein       JMB Realty Corporation             5 Interests (1) indirectly          Less than 1%

Limited Partnership     Corporate General Partner,         9.8 Interests(1)(2)                 Less than 1%
Interests and Assignee  its officers and
Interests therein       directors and the
                        Associate General
                        Partner as a group

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

                3-B.   Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a Successor Associated General Partner of the Partnership and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's report for September 30, 1996 on Form 10-Q (File No. 0-
1611) dated November 8, 1996.

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

                4-D.   Documents relating to the modification and
extension of the mortgage loan secured by Wells Fargo-South Tower are filed herewith.

                4-E.   Amended and restated promissory note between Wells
Fargo Bank and the Partnership is filed herewith.

                4-F.   Loan modification agreement of Wells Fargo Bank is
filed herewith.

                4-G.   Documents relating to the third mortgage
modification and extension agreement secured by the 260 Franklin Street Building dated December 4, 1996 are filed herewith.




                10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the 900 Third Avenue Building in New York, New York, are hereby incorporated herein by reference to the Partner-ship's Registration Statement on Form S-11 (File No. 2-95382) dated January 18, 1985.

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

                10-G.* Real Estate Purchase Agreement dated June 30,
1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

                10-H.* First Amendment to Real Estate Purchase Agreement dated August 26, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.

                10-I.* Second Amendment to Real Estate Purchase Agreement dated September 3, 1992, between Erie-McClurg Associates ("Beneficiary") and The Streeterville Corporation ("Purchaser") for the sale of Erie-McClurg Parking Facility, is hereby incorporated herein by reference.





                10-J. Agreement of Limited Partnership of Carlyle-XV Associates, L.P., dated April 19, 1993 between the Partnership and Carlyle Partners, Inc. relating to the 125 Broad Street Building, is hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

                10-K. Documents relating to the modification of the mortgage loan secured by California Plaza arehereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

                10-L. Documents relating to the extension of the mortgage loan secured by the 900 Third Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

                10-M. Documents relating to the assignment of the Partnership's interest in the 125 Broad Street Building to O&Y Plaza Corp. ("Assignee") are incorporated herein by reference to the Partnership's report for October 15, 1994 on Form 8-K dated November 15, 1994.

                10-N. Lockbox and forbearance agreements related to the mortgage note secured by the Wells Fargo Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

                10-O. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16111) dated August 9, 1995.

                10-P. The Partnership Interest Purchase Agreement related to the sale of the Partnership's interest in Eastridge Mall is hereby incorporated herein by reference to the Partnership's report for June 30, 1995 on Form 8-K dated July 24, 1995.

                10-Q. Documents relating to the operating agreement of Maguire Thomas Partners-South Tower, L.L.C. are filed herewith.

                10-R.* Modification to Reserve Escrow Agreement dated December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are filed herewith.

                21.    List of Subsidiaries.

                24.    Powers of Attorney.

                27.    Financial Data Schedule.

                -----------------

                * Previously filed as Exhibits 10-G, 10-H and 10-I, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K of the Securities Exchange Act of 1934 (File No. 0-16111) dated March 19, 1993 and hereby incorporated herein by reference.





       (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

       No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                 By:    JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                 By:    Gailen J. Hull
                        Senior Vice President
                 Date:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:    JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                 By:    Judd D. Malkin, Chairman and
                        Chief Financial Officer
                 Date:  March 21, 1997

                        NEIL G. BLUHM*
                 By:    Neil G. Bluhm, President and Director
                 Date:  March 21, 1997

                        H. RIGEL BARBER*
                 By:    H. Rigel Barber, Chief Executive Officer
                 Date:  March 21, 1997

                        GLENN E. EMIG*
                 By:    Glenn E. Emig, Chief Operating Officer
                 Date:  March 21, 1997


                        GAILEN J. HULL
                 By:    Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                 Date:  March 21, 1997

                        A. LEE SACKS*
                 By:    A. Lee Sacks, Director
                 Date:  March 21, 1997

                        STUART C. NATHAN*
                 By:    Stuart C. Nathan, Executive Vice President
                          and Director
                 Date:  March 21, 1997


                 *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                 By:    Gailen J. Hull, Attorney-in-Fact
                 Date:  March 21, 1997




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                             EXHIBIT INDEX

                                              Document
                                            Incorporated
                                            By Reference       Page
                                            ------------       ----

3-A.      Amended and Restated Agreement          Yes
          of Limited Partnership of the
          Partnership, included as Exhibit A
          to the Partnership's Prospectus
          dated July 5, 1985.

3-B.      Acknowledgement of Rights and
          Dates of General Partners               Yes

4-A.      Assignment Agreement, included as       Yes
          Exhibit B to the Partnership's
          Prospectus dated July 5, 1985.

4-B.      Documents relating to the modification
          of the mortgage loan secured by
          the 260 Franklin Street Building        Yes

4-C.      Documents relating to the modification
          of the mortgage loan secured by
          NewPark Mall                            Yes

4-D.      Documents relating to the modifica-
          tion and extension of the mortgage
          loan secured by Wells Fargo-
          South Tower                              No

4-E.      Amended and restated promissory
          note of Wells Fargo Bank                 No

4-F.      Loan modification agreement of
          Wells Fargo Bank                         No

4-G.      Documents relating to the third
          mortgage modification and extension
          agreement secured by the 260 Franklin
          Street Building                          No

10-A. through
 10-F. *  Exhibits 10.A through 10.F              Yes
          are hereby incorporated herein by
          reference.

10-G. through
  10-K.   Exhibits 10-S. through 10-K.
          are hereby incorporated herein by
          reference.                              Yes

10-L.     Documents relating to the extension of the
          mortgage loan secured by the 900 Third
          Building are filed herewith             Yes

10-M.     Documents relating to the assignment
          of the Partnership's interest in the
          125 Broad Street Building are
          incorporated by reference.              Yes

10-N.     Lockbox and forbearance agreements
          related to the mortgage note secured
          by the Wells Fargo Building are
          hereby incorporated by reference.       Yes





10-O.     Document relating to the
          Modification to Reserve Escrow
          Agreement relating to the
          260 Franklin Street Building
          is hereby incorporated by reference.    Yes

10-P.     Document relating to the
          Partnership Interest Purchase
          Agreement relating to sale of the
          Partnership's interest in
          Eastridge Mall is hereby
          incorporated by reference               Yes

10-Q.     Documents relating to the operating
          agreement of Maguire Thomas Partners-
          South Tower, L.L.C.                      No

10-R.*    Modification to Reserve Escrow
          Agreement dated December 4,
          1996 relating to the 260 Franklin
          Street Building                          No

21.       List of Subsidiaries                     No

24.       Powers of Attorney                       No

27.       Financial Data Schedule                  No


          -------------------

            * FILED ON PAPER IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS THIRD MORTGAGE MODIFICATION AND EXTENSION AGREEMENT SECURED BY THE 260 FRANKLIN STREET BUILDING IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.