Form 10-K405/A
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1997-04-08
CIK 761023

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                              FORM 10-K405\A

                              AMENDMENT NO. 1



             Filed pursuant to Section 12, 13, or 15(d) of the
                      Securities Exchange Act of 1934



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
          (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                  PART IV
            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                          AND REPORTS ON FORM 8-K

                            Pages 80 through 83


                    EXHIBIT INDEX AND EXHIBITS THERETO


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XV

                        BY:   JMB Realty Corporation
                              (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull
                              Senior Vice President






Dated:  April 8, 1997




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

                 10-R. Modification to Reserve Escrow Agreement dated December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are filed herewith.

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

10-Q.      Documents relating to the operating
           agreement of Maguire Thomas Partners-
           South Tower, L.L.C.                        No

10-R.      Modification to Reserve Escrow
           Agreement dated December 4,
           1996 relating to the 260 Franklin
           Street Building                            No

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No

27.        Financial Data Schedule                    No