Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1997-05-15
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997       Commission file #0-16111




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . .     16




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . .     18

Item 5.    Other Information. . . . . . . . . . . . . . . .     19

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 20,413,493     20,664,264
  Interest, rents and other receivables . . . . . . . . . . . . . . .           752,116        657,212
  Escrow deposits and restricted securities . . . . . . . . . . . . .         3,485,183      5,091,039
  Other restricted securities . . . . . . . . . . . . . . . . . . . .         5,816,144      5,285,807
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        30,466,936     31,698,322
                                                                           ------------   ------------
Investment properties, at cost:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,501,887      5,501,887
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .        76,577,691     75,941,178
                                                                           ------------   ------------
                                                                             82,079,578     81,443,065
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .       (32,300,248)   (31,766,188)
                                                                           ------------   ------------
        Total properties held for investment, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . .        49,779,330     49,676,877

    Properties held for sale or disposition . . . . . . . . . . . . .        60,850,489     68,999,370
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .       110,629,819    118,676,247
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .        17,673,454     17,354,958
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         2,535,339      2,704,645
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         4,276,823      4,555,121
                                                                           ------------   ------------
                                                                           $165,582,371    174,989,293
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $108,669,033    119,039,939
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         3,556,605      4,341,771
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .        11,992,499     11,630,227
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .            64,357        773,149
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .           521,652        521,652
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .       124,804,146    136,306,738

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           412,775        457,730
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        14,783,025     14,107,122
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,393,014      1,515,927
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           330,000        330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       104,261,806    102,239,000
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       245,984,766    254,956,517
Venture partners' subordinated equity in ventures . . . . . . . . . .           608,114        608,114

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (20,151,142)   (20,028,625)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,020,769)    (1,020,769)
                                                                           ------------   ------------
                                                                            (21,151,911)   (21,029,394)
                                                                           ------------   ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                     -----------------------------------------------------------------


                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------

   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (403,132,275)  (402,819,621)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (41,705,004)   (41,705,004)
                                                                           ------------   ------------
                                                                            (59,858,598)   (59,545,944)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (81,010,509)   (80,575,338)
                                                                           ------------   ------------
                                                                           $165,582,371    174,989,293
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,630,244      8,478,357
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      359,159        367,449
                                                                             -----------    -----------
                                                                               5,989,403      8,845,806
                                                                             -----------    -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    6,068,482      6,171,871
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      534,060      1,541,027
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    2,447,180      3,838,882
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .      180,812        258,956
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .      164,484        228,121
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      205,517        287,640
  Provisions for value impairment . . . . . . . . . . . . . . . . . . . . .        --        26,000,000
                                                                             -----------    -----------
                                                                               9,600,535     38,326,497
                                                                             -----------    -----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .   (3,611,132)   (29,480,691)

Partnership's share of loss from operations
  of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .     (327,697)      (816,670)
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (119,760)
                                                                             -----------    -----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . . . .   (3,938,829)   (30,417,121)






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                1997            1996
                                                                            ------------    -----------

Gain on sale of interest in unconsolidated venture. . . . . . . . . . . . .       70,290         97,158
                                                                            ------------     ----------
        Net earnings (loss) before
          extraordinary item and cumulative
          effect of an accounting change. . . . . . . . . . . . . . . . . .   (3,868,539)   (30,319,963)
                                                                            ------------    -----------

Extraordinary item - gain on forgiveness
  of indebtedness . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,433,368     35,780,656
Cumulative effect of an accounting change . . . . . . . . . . . . . . . . .        --       (30,000,000)
                                                                            ------------    -----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . $   (435,171)   (24,539,307)
                                                                            ============    ===========
        Net loss per limited partnership
         interest:
          Net operating earnings (loss) . . . . . . . . . . . . . . . . . . $      (8.52)        (65.82)
          Gain on sale of interest in
            unconsolidated venture. . . . . . . . . . . . . . . . . . . . .          .16            .22
          Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . .         7.66          79.85
          Cumulative effect of accounting
            change. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (64.92)
                                                                            ------------     ----------
                                                                            $       (.70)        (50.67)
                                                                            ============     ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      --             --
                                                                            ============     ==========










                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $   (435,171)   (24,539,307)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      534,060      1,541,027
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      164,484        228,121
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    2,584,488        850,812
    Partnership's share of loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .      327,697        816,670
    Venture partner's share of venture operations . . . . . . . . . . . . .        --           119,760
    Provisions for value impairment . . . . . . . . . . . . . . . . . . . .        --        26,000,000
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . .      (70,290)       (97,158)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,433,368)   (35,780,656)
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .        --        30,000,000
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .     (241,792)       113,483
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .    1,605,856        470,203
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .     (530,337)      (621,469)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      184,821        174,482
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (705,507)      (264,490)
    Amounts due affiliates. . . . . . . . . . . . . . . . . . . . . . . . .        --            48,675
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .      760,001      2,668,988
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       64,357        402,766
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (122,913)      (245,827)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (49,172)       (20,673)
                                                                            ------------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .      637,214      1,865,407
                                                                            ------------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (936,511)      (548,018)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .      100,000      1,400,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (51,474)       (41,001)
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .     (887,985)       810,981
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (113,684)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .        --          (113,684)
                                                                            ------------    -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     (250,771)     2,562,704

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   20,664,264     15,045,385
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 20,413,493     17,608,089
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  2,723,993      2,652,071
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interest in
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . $     70,290         97,158
                                                                            ============    ===========

    Disposition of investment property:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . . $ 10,932,588     50,853,648
      Accrued interest expense on accelerated long-term debt. . . . . . . .      397,729      1,853,284
      Reduction of investment property, net . . . . . . . . . . . . . . . .   (8,448,879)   (16,419,175)
      Reduction of other assets and liabilities . . . . . . . . . . . . . .      551,930       (507,101)
                                                                            ------------    -----------
        Non-cash gain recognized due to lender
          realizing upon security . . . . . . . . . . . . . . . . . . . . . $  3,433,368     35,780,656
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-16111) dated on March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     The net results of operations for the three months ended March 31, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $(477,380) and $(9,675,692), respectively.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1997       1996         1997
                                  -------     ------    -------------
Property management and
  leasing fees. . . . . . . .     $ 4,255     18,887      1,510,131
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .      39,139     29,850         39,139
                                  -------    -------      ---------
                                  $43,394     48,737      1,549,270
                                  =======    =======      =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $2,186,007 at March 31, 1997 and December 31, 1996, which consists of management fees and leasing commissions of $1,510,131 (included in the table above) and advances of $675,876 payable to the affiliated manager.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of March 31, 1997. The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheet for the periods ending March 31, 1997 and December 31, 1996.


JMB/900

     Occupancy of this building at the end of the quarter remained at 98%. The midtown Manhattan market remains competitive.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) after debt service, capital improvements, and repayment of approximately $3,229,000 to JMB/900 representing costs associated with and deposits made by the Progress Partners in connection with the loan extension are paid into an escrow account controlled by the lender. During 1996, all of the amounts advanced in connection with the loan extension have been repaid to the Progress Partners (of which the Partnership's share was approximately $2,000,000). The escrow account, including interest earned thereon, will be used by Progress Partners for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1997, approximately $2,495,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in the property. There are no assurances that a settlement will be finalized on this or any terms. The Partnership will not commit additional capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

CALIFORNIA PLAZA

     Net cash flow continues to be escrowed with the lender (included in escrow deposits and restricted securities) pursuant to the December 1993 loan modification. The property was classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continued depreciation. The Partnership recorded a provision for value impairment of $7,200,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon an analysis of discounted cash flows of the property over the expected holding period.


SPRINGBROOK SHOPPING CENTER

     As a result of non-payment of debt service, in January 1997, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property.

     The property was classified as held for sale or disposition as of April 1, 1996, and therefore, has not been subject to continued depreciation. The Partnership recorded a provision for value impairment of $1,400,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon an analysis of discounted cash flows of the property over the expected holding period. Due to such provision, the Partnership did not recognize a significant gain or loss for financial reporting purposes on the transfer of title. However, the accompanying consolidated financial statements do include $3,433,368 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the three months ended March 31, 1997. The Partnership expects to record a loss in 1997 of approximately $5,000,000 on the disposition of the property for Federal income tax purposes.

PIPER JAFFRAY TOWER

     The property is subject to a mortgage loan in the principal amount of $100,000,000, of which approximately $96,868,300 is outstanding as of March 31, 1997. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1996 of $741,627 was remitted to the lender in April 1997 from cash held by the venture.

     In addition, upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. JMB/Piper anticipates exploring refinancing alternatives during 1997. Such refinancing would only be possible if the underlying lender would accept a discounted payoff and would also likely require additional capital contributions from the Partnership and its affiliated partner. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     On a monthly basis, JMB/Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At March 31, 1997, the balance of such escrow account totalled approximately $4,104,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of March 31, 1997, the manager has deferred approximately $3,351,375 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     Piper Jaffray Inc. ("Piper Jaffray") occupying 310,111 square feet or approximately 43% of the building's rentable square feet, has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. Piper Jaffray's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. Subsequent to the end of the quarter, Piper Jaffray requested that JMB/Piper re-submit a proposal for early renewal of its entire lease (including expansion space discussed above). JMB/Piper had previously submitted a proposal in 1996 which the tenant has deemed unacceptable. Piper Jaffray has requested that the revised proposal include a significant cash allowance for rehabilitation of its space. JMB/Piper is currently analyzing Piper Jaffray's request and has not formally responded. There are no assurances that JMB/Piper will be successful in renewing this tenant. In addition, any modification or renewal of this lease would require the approval of the lender.

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

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997. In addition to substantially the same terms as were in effect prior to such extension, the agreement requires that the property submit net operating cash flow of the property to the lender. The joint venture has reached an agreement in principle to extend the mortgage loan through January 1, 1998. However, there can be no assurance that the joint venture will be able to finalize such an extension of the loan. If 260 Franklin is unable to extend the mortgage loan to the property, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     The Partnership and 260 Franklin venture recorded a provision for value impairment of $17,400,000 as of January 1, 1996, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $186,550,000 and accrued interest of approximately $1,562,000 as of March 31, 1997), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $3,000,000 at March 31, 1997 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     Due to the significant level of indebtedness, it is unlikely that the Partnership will receive any significant future proceeds from operations, sale or refinancing. The disposition of the ownership interest in the property, would likely result in a gain for Federal income tax purposes with no corresponding distributable proceeds. The Partnership has decided not to commit any significant additional amounts to the property.

RIVEREDGE PLACE BUILDING

     The Partnership ceased making debt service payments effective July 1, 1992, and is seeking to modify the mortgage note which matured January 1, 1996 (with a principal balance of $18,166,294 and accrued interest of approximately $12,000,000 at March 31, 1997). The property has generated approximately $5,800,000 and $5,285,000 of cumulative cash flow as of March 31, 1997 and December 31, 1996, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. If the Partnership's attempt for mortgage note modification is not successful, the Partnership would likely decide, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements at March 31, 1997 and December 31, 1996. The RiverEdge Place Building was approximately 97% occupied at March 31, 1997. The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, has not been subject to continued depreciation.

NEWPARK MALL

     As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark Mall approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transaction closed on April 22, 1997 and the joint venture received net proceeds of approximately $2,000,000, of which the Partnership's share was approximately $900,000. The Partnership will recognize a gain for financial reporting and Federal income tax purposes in 1997 with no distributable proceeds.

     The NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,870,000. Such provision was recorded to reduce the venture's carrying value of the investment property to its then estimated fair market value based upon an analysis of the discounted estimated future cash flows over the projected holding period.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996.

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

     At March 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $20,400,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements, including the Partnership's share of potential future deficits, capital improvements, and financing or loan restructuring costs at certain of the Partnership's investment properties. Anticipated deficits for 1997, including those for expected tenant improvement and other lease inducement costs, at the 260 Franklin office building are expected to be paid out of the joint venture's restricted reserve account. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992.

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

RESULTS OF OPERATIONS

     The decrease in the balance of escrow deposits and restricted securities at March 31, 1997 as compared to December 31, 1996 is primarily due to the payment of approximately $1,600,000 for mortgage interest and tenant improvements at the Cal Plaza and 260 Franklin office buildings from the accounts.

     The increase in other restricted securities at March 31, 1997 as compared to December 31, 1996 is due to the segregation of cumulative cash flow from the RiverEdge Place office building. Such restricted amounts are anticipated to be remitted to the property's lender.

     The decreases in properties held for sale or disposition, current portion of long-term debt, and accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 are primarily due to the lender obtaining legal title to the Springbrook Shopping Center in January 1997.

     Reductions in income and expense items for the three months ended March 31, 1997 as compared to the same period in 1996 are due primarily to the sale of the Woodland Hills and Dunwoody Crossing apartment complexes in May 1996 and the lender obtaining title to the Springbrook Shopping Center in January 1997. The decrease in mortgage interest expense is substantially offset by the higher interest accrued on the amended and restated promissory note secured by the Partnership's interest in the Wells Fargo Center South Tower. In addition to the sales and disposition above, the reduction in depreciation expense is due to the Cal Plaza and RiverEdge properties classified as held for sale or disposition as of December 31, 1996.

     The provisions for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures' for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to Partnership's suspension of loss recognition on its restructured investment in Wells Fargo Center South Tower.

     The decrease in venture partner's share of venture operations for the three months ended March 31, 1997 as compared to the same period in 1996 is due to the sale of the Dunwoody Crossing Apartment complex in 1996.

     The gain on sale of interest in unconsolidated venture for the three months ended March 31, 1997 and the three months ended March 31, 1996 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

      The extraordinary item - gain on forgiveness of indebtedness of $3,433,368 for the three months ended March 31, 1997 represents the retirement of the mortgage note of the Springbrook Shopping Center in full satisfaction upon transfer of title of the property to the lender in January 1997. The gain for the three months ended March 31, 1996 represents the retirement of the mortgage notes of the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title of the properties to the respective lenders in 1996.

     The cumulative effect of an accounting change for the three months ended March 31, 1996 represents provisions in 1996 to record value impairment on the 160 Spear Street ($26,000,000) and 21900 Burbank Buildings ($4,000,000) in compliance with SFAS 121.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Partnership ceased making debt service payments on the mortgage loan secured by the Springbrook Shopping Center in June 1996. In January 1997, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property (with a principal balance of $10,932,588 and accrued interest of approximately $400,000 at the date of transfer). In July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building (with a principal balance of $18,166,294 and accrued interest of approximately $12,000,000 at March 31, 1997). The mortgage loan in the amount of approximately $89,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1997. In accordance with the loan modification extension agreement that extended the loan through January 1, 1997, 260 Franklin continues to submit the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of March 31, 1997, 260 Franklin is current with respect to the accrued interest based on the loan modification and extension agreement which expired on January 1, 1997.

     Reference is also made to the respective Notes for these properties in the Notes to Consolidated Financial Statements filed with this quarterly report for discussion of the defaults under these loans, which are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. 900 Third Avenue Building
     New York, New York . . . . .   97%        98%       98%       98%      98%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       98%       98%      99%
3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia. . . . . . . . . . .   90%        91%       90%       96%      97%
4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .   95%        97%       92%       92%      93%
5. 260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        95%       96%       96%      96%
6. California Plaza
     Walnut Creek, California . .   91%        89%       89%       90%      90%
7. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   79%        79%       77%       78%      76%
8. Springbrook Shopping Center
     Bloomingdale, Illinois . . .   69%        55%       53%       53%      N/A

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

          3-B.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a Successor Associated General Partner of the Partnership), and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-1611) dated November 8, 1996.

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

          4-D.    Documents relating to the modification and extension
of the mortgage loan secured by Wells Fargo-South Tower are incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16111) dated March 21, 1997.

          4-E.    Amended and restated promissory note between Wells
Fargo Bank and the Partnership is incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16111) dated March 21, 1997.

          4-F.    Loan modification agreement of Wells Fargo Bank is
incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16111) dated March 21, 1997.

          4-G.    Documents relating to the third mortgage modification
and extension agreement secured by the 260 Franklin Street Building dated December 4, 1996 are incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16111) dated March 21, 1997.

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

          10-F. Documents relating to the modification of the mortgage loan secured by California Plaza are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

          10-G.   Documents relating to the extension of the mortgage
loan secured by the 900 Third Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-H.   Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-I.   Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16111) dated August 9, 1995.

          10-J.   Documents relating to the operating agreement of
Maguire Thomas Partners-South Tower, L.L.C. are incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

          10-K.   Modification to Reserve Escrow Agreement dated
December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

          27.     Financial Data Schedule

          ---------------

          (b) No reports on Form 8-K have been filed during the quarter covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997