Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1997-08-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997             Commission file #0-16111




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    18




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    20

Item 5.    Other Information . . . . . . . . . . . . . . . . . .    21

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                        JUNE 30, 1997 AND DECEMBER 31, 1996

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------
                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1997             1996
                                                                                -------------     -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $ 19,619,574      20,664,264
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . .            356,981         657,212
  Escrow deposits and restricted securities. . . . . . . . . . . . . . . .          3,023,137       5,091,039
  Other restricted securities. . . . . . . . . . . . . . . . . . . . . . .          6,291,137       5,285,807
                                                                                 ------------    ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .         29,290,829      31,698,322
                                                                                 ------------    ------------
Investment properties, at cost:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,501,887       5,501,887
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .         76,648,210      75,941,178
                                                                                 ------------    ------------
                                                                                   82,150,097      81,443,065
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .        (32,593,960)    (31,766,188)
                                                                                 ------------    ------------
        Total properties held for investment, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . .         49,556,137      49,676,877

    Properties held for sale or disposition. . . . . . . . . . . . . . . .         61,070,096      68,999,370
                                                                                 ------------    ------------
        Total investment properties. . . . . . . . . . . . . . . . . . . .        110,626,233     118,676,247
                                                                                 ------------    ------------

Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .         19,249,820      17,354,958
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,524,866       2,704,645
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .          4,094,687       4,555,121
                                                                                 ------------    ------------
                                                                                 $165,786,435     174,989,293
                                                                                 ============    ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1997             1996
                                                                                -------------     -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .       $109,230,716     119,039,939
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,117,828       4,341,771
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .         12,629,234      11,630,227
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .            146,489         773,149
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .            521,652         521,652
                                                                                 ------------    ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .        125,645,919     136,306,738

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .            502,439         457,730
Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .         14,659,271      14,107,122
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,270,101       1,515,927
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            330,000         330,000
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .        106,269,564     102,239,000
                                                                                 ------------    ------------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        248,677,294     254,956,517
Venture partners' subordinated equity in ventures. . . . . . . . . . . . .              --            608,114

Partners' capital accounts (deficits):
   General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             20,000          20,000
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .        (20,271,838)    (20,028,625)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .         (1,020,769)     (1,020,769)
                                                                                 ------------    ------------
                                                                                  (21,272,607)    (21,029,394)
                                                                                 ------------    ------------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                         -----------------------------------------------------------------


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1997             1996
                                                                                -------------     -----------

   Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .        384,978,681     384,978,681
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .       (404,875,929)   (402,819,621)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (41,721,004)    (41,705,004)
                                                                                 ------------    ------------
                                                                                  (61,618,252)    (59,545,944)
                                                                                 ------------    ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . .        (82,890,859)    (80,575,338)
                                                                                 ------------    ------------
                                                                                 $165,786,435     174,989,293
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

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                    (UNAUDITED)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------   ---------------------------
                                                          1997           1996           1997           1996
                                                      -----------    -----------   ------------    -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .    $ 5,671,330      6,519,111     11,301,574     14,997,468
  Interest income. . . . . . . . . . . . . . . . .        360,153        414,507        719,312        781,956
                                                      -----------    -----------    -----------    -----------
                                                        6,031,483      6,933,618     12,020,886     15,779,424
                                                      -----------    -----------    -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . .      5,815,266      5,937,819     11,883,748     12,109,690
  Depreciation . . . . . . . . . . . . . . . . . .        653,712      1,127,701      1,187,772      2,668,728
  Property operating expenses. . . . . . . . . . .      2,580,717      2,812,397      5,027,897      6,651,279
  Professional services. . . . . . . . . . . . . .        126,508        144,024        307,320        402,980
  Amortization of deferred expenses. . . . . . . .        173,950        213,826        338,434        441,947
  General and administrative . . . . . . . . . . .        414,947        463,091        620,464        750,731
  Provisions for value impairment. . . . . . . . .          --             --             --        26,000,000
                                                      -----------    -----------    -----------    -----------
                                                        9,765,100     10,698,858     19,365,635     49,025,355
                                                      -----------    -----------    -----------    -----------
       Operating earnings (loss) . . . . . . . . .     (3,733,617)    (3,765,240)    (7,344,749)   (33,245,931)

Partnership's share of earnings (loss) from
  operations of unconsolidated ventures. . . . . .        331,844     (3,528,485)         4,147     (4,345,155)
Venture partner's share of venture
  operations . . . . . . . . . . . . . . . . . . .          --            (4,665)         --          (124,425)
                                                      -----------    -----------    -----------    -----------
        Net operating earnings (loss). . . . . . .     (3,401,773)    (7,298,390)    (7,340,602)   (37,715,511)






                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------   ---------------------------
                                                          1997           1996           1997           1996
                                                      -----------    -----------   ------------    -----------
Gain on liquidation of investment in venture . . .        269,147          --           269,147          --
Gain on sale of Partnership's investments
  in unconsolidated ventures . . . . . . . . . . .      1,268,276         98,871      1,338,566        196,029
Gain on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $204,139 and manager's incentive
  fee of $1,730,016. . . . . . . . . . . . . . . .          --        12,230,126          --        12,230,126
                                                     ------------     ----------    -----------    -----------
        Net earnings (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change . . . . .     (1,864,350)     5,030,607     (5,732,889)   (25,289,356)
                                                     ------------    -----------    -----------    -----------
Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of $175,004 . .          --          (557,809)         --          (557,809)
  Gain on forgiveness of indebtedness. . . . . . .          --             --         3,433,368     35,780,656
Cumulative effect of an accounting change. . . . .          --             --             --       (30,000,000)
                                                     ------------    -----------    -----------    -----------
        Net earnings (loss). . . . . . . . . . . .   $ (1,864,350)     4,472,798     (2,299,521)   (20,066,509)
                                                     ============    ===========    ===========    ===========
        Net loss per limited partnership
         interest:
          Net operating earnings (loss). . . . . .   $      (7.37)        (15.80)        (15.89)        (81.62)
          Gain on liquidation of investment
            in venture . . . . . . . . . . . . . .            .60          --               .60          --
          Gain on sale of Partnership's
            investments in unconsolidated
            ventures . . . . . . . . . . . . . . .           2.83            .22           2.99            .44
          Net gain on sale or disposition of
            investment properties. . . . . . . . .          --             27.29          --             27.29
          Extraordinary items. . . . . . . . . . .          --             (1.24)          7.66          78.61
          Cumulative effect of accounting
            change . . . . . . . . . . . . . . . .          --             --             --            (64.92)
                                                     ------------     ----------    -----------    -----------
                                                     $      (3.94)         10.47          (4.64)        (40.20)
                                                     ============     ==========    ===========    ===========




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------   ---------------------------
                                                          1997           1996           1997           1996
                                                      -----------    -----------   ------------    -----------
        Cash distributions per limited
          partnership interest . . . . . . . . . .   $      --             25.00          --             25.00
                                                     ============     ==========    ===========    ===========
































                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                    (UNAUDITED)

                                                                                      1997              1996
                                                                                  ------------     ------------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,299,521)     (20,066,509)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,187,772        2,668,728
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .       338,434          441,947
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . .     5,153,928        1,709,437
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . .        (4,147)       4,345,155
    Venture partner's share of ventures' operations, gain on sale
      or disposition of investment properties and extraordinary items. . . . . .         --             153,560
    Provisions for value impairment. . . . . . . . . . . . . . . . . . . . . . .         --          26,000,000
    Gain on liquidation of investment in venture . . . . . . . . . . . . . . . .      (269,147)           --
    Gain on sale of Partnership's investments in unconsolidated ventures . . . .    (1,338,566)        (196,029)
    Total gain on sale or disposition of investment property . . . . . . . . . .         --         (12,434,265)
    Extraordinary items, including venture partner's share . . . . . . . . . . .    (3,433,368)     (35,047,843)
    Cumulative effect of an accounting change. . . . . . . . . . . . . . . . . .         --          30,000,000
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .       153,344          313,952
    Escrow deposits and restricted securities. . . . . . . . . . . . . . . . . .     1,360,870          434,565
    Other restricted securities. . . . . . . . . . . . . . . . . . . . . . . . .    (1,005,330)      (1,450,605)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       366,957          255,572
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,144,284)       1,369,511
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .     1,396,736        3,117,196
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .       146,489          241,638
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (245,826)        (245,827)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        40,492         (121,366)
                                                                                  ------------      -----------
        Net cash provided by (used in)
          operating activities . . . . . . . . . . . . . . . . . . . . . . . . .       404,833        1,488,817
                                                                                  ------------      -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                      1997              1996
                                                                                  ------------      -----------
Cash flows from investing activities:
  Additions to investment properties, excluding amounts from
    escrow deposits and restricted securities. . . . . . . . . . . . . . . . . .      (879,605)        (975,836)
  Cash proceeds from sale of interests in venture. . . . . . . . . . . . . . . .         --          17,695,317
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .         --           1,430,967
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (214,951)        (107,553)
                                                                                  ------------      -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . .    (1,094,556)      18,042,895
                                                                                  ------------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .         --            (172,148)
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . .      (338,967)        (236,037)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .         --            (112,047)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .       (16,000)     (11,643,671)
                                                                                  ------------      -----------
        Net cash provided by (used in) financing activities. . . . . . . . . . .      (354,967)     (12,163,903)
                                                                                  ------------      -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    (1,044,690)       7,367,809

        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . .    20,664,264       15,045,385
                                                                                  ------------      -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . .  $ 19,619,574       22,413,194
                                                                                  ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .  $  5,333,084       10,762,788
                                                                                  ============      ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of Partnership's investments
      in unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . . .  $  1,338,566          196,029
                                                                                  ============      ===========
    Sales of investment properties:
      Total sale proceeds, net of selling expenses . . . . . . . . . . . . . . .  $      --          58,491,798
      Prepayment penalties . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (516,683)
      Payoff of mortgage loan. . . . . . . . . . . . . . . . . . . . . . . . . .         --         (38,549,782)
      Incentive fee to manager of investment property. . . . . . . . . . . . . .         --          (1,730,016)
                                                                                  ------------      -----------
          Cash proceeds from sale of interest in venture . . . . . . . . . . . .  $      --          17,695,317
                                                                                  ============      ===========

    Fixed asset additions from escrow deposits and restricted securities . . . .  $    707,032      $     7,854
                                                                                  ============      ===========




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                      1997              1996
                                                                                  ------------      -----------
    Disposition of investment property:
      Balance due on long-term debt canceled . . . . . . . . . . . . . . . . . .  $ 10,932,588       50,853,648
      Accrued interest expense on accelerated long-term debt . . . . . . . . . .       397,729        1,853,284
      Reduction of investment property, net. . . . . . . . . . . . . . . . . . .    (8,448,879)     (16,419,175)
      Reduction of other assets and liabilities. . . . . . . . . . . . . . . . .       551,930         (507,101)
                                                                                  ------------      -----------
        Non-cash gain recognized due to lender
          realizing upon security. . . . . . . . . . . . . . . . . . . . . . . .  $  3,433,368       35,780,656
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

                          JUNE 30, 1997 AND 1996

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

     The net results of operations for the six months ended June 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $(803,993) and $(11,976,780), respectively.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                               Unpaid at
                                                                June 30,
                                       1997        1996          1997
                                     -------      ------     -------------
Property management and
  leasing fees . . . . . . . .       $ 9,246      82,486       1,510,131
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties.. .        78,278     105,347          74,374
                                     -------     -------       ---------
                                     $87,524     187,833       1,584,505
                                     =======     =======       =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $2,186,007 at June 30, 1997 and December 31, 1996, which consists of management fees and leasing commissions of $1,510,131 (included in the table above) and advances of $675,876 payable to the affiliated manager.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of June 30, 1997 (of which the Partnership's share is approximately $919,500).

The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheet for the periods ending June 30, 1997 and December 31, 1996.


JMB/900

     Occupancy of this building at the end of the quarter remained at 98%.

     The building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), has requested, and JMB/900 has submitted, a proposal for early renewal. As of the date of this report, no formal response to JMB/900's proposal has been received from the tenant. There are no assurances that an early renewal of this tenant will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1997, approximately $4,703,000 has been deposited into escrow from net cash flow from property operations.

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

     The property was classified as held for sale or disposition as of April 1, 1996, and therefore, has not been subject to continued depreciation. The Partnership recorded a provision for value impairment of $1,400,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon an analysis of discounted cash flows of the property over the expected holding period. Due to such provision, the Partnership did not recognize a significant gain or loss for financial reporting purposes on the transfer of title. However, the accompanying consolidated financial statements do include $3,433,368 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the six months ended June 30, 1997. The Partnership expects to record a loss in 1997 of approximately $5,000,000 on the disposition of the property for Federal income tax purposes.

PIPER JAFFRAY TOWER

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,126,673 is outstanding as of June 30, 1997. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1996 of $741,627 was remitted to the lender in April 1997 from cash held by the venture.

     In addition, upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. JMB/Piper anticipates exploring refinancing alternatives during the remainder of 1997. Such refinancing would only be possible if the underlying lender would accept a discounted payoff and would also likely require additional capital contributions from the Partnership and its affiliated partner. There are no assurances that a refinancing can be achieved. The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     On a monthly basis, JMB/Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At June 30, 1997, the balance of such escrow account totalled approximately $4,332,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of March 31, 1997, the manager has deferred approximately $3,553,381 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the second quarter, JMB/Piper executed an amendment to the existing lease agreement with Popham Haik ("Popham"). Under the terms of the agreement, Popham immediately surrendered approximately 57,000 square feet of leased space leaving approximately 47,000 square feet occupied. Popham continued to pay rent and all charges in accordance with its original lease on the remaining and give-back space through July 31, 1997. Popham's rent on the remaining square footage increased to a market rate effective on August 1, 1997. There will be no adjustment to the lease expiration date on the remaining space. The underlying lender has approved the terms of this agreement. Concurrently with the execution of the agreement with Popham, JMB/Piper finalized a lease with a law firm to occupy 12,691 square feet of the Popham give-back space during the third quarter of 1997.

     Piper Jaffray Inc. ("Piper Jaffray") occupying 310,111 square feet or approximately 43% of the building's rentable square feet, has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. Piper Jaffray's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. JMB/Piper continues to work on an early renewal of Piper Jaffray's lease. Such renewal, if it occurs, will likely require JMB/Piper to commit a substantial amount of funds in order to rehabilitate Piper Jaffray's space or otherwise to provide incentive for Piper Jaffray to remain in the building in lieu of moving to one of several proposed new office building developments in Minneapolis. Any modification or renewal of this lease would require the approval of the lender. There are no assurances that an early renewal of the Piper Jaffray lease will be achieved.

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

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached agreements with the lender for extensions of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement requires that the property submit net operating cash flow of the property to the lender. In addition, the lender has indicated that it is unlikely the loan will be extended beyond January 1, 1998. If 260 Franklin is unable, upon ultimate maturity of the loan, to refinance the loan to the property, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $183,066,000 as of June 30, 1997), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $4,628,000 at June 30, 1997 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     Due to the significant level of indebtedness, it is unlikely that the Partnership will receive any significant future proceeds from operations, sale or refinancing. The disposition of the ownership interest in the property would likely result in a gain for Federal income tax purposes with no corresponding distributable proceeds. The Partnership has decided not to commit any significant additional amounts to the property.

RIVEREDGE PLACE BUILDING

     The Partnership ceased making debt service payments effective July 1, 1992, and had been seeking to modify the mortgage note which matured January 1, 1996 (with a principal balance of $18,166,294 and accrued interest of approximately $12,600,000 at June 30, 1997). The property has generated approximately $6,300,000 and $5,285,000 of cumulative cash flow as of June 30, 1997 and December 31, 1996, respectively, since the Partnership ceased making monthly debt service payments. Such cash flow will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the consolidated financial statements. The Partnership has decided, based upon current market conditions and other considerations relating to the property and the Partnership's portfolio, not to commit significant additional amounts to the property and, based upon the current status of negotiations with the lender, is currently marketing the property for sale in the lender's behalf. A sale of the property would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements at June 30, 1997 and December 31, 1996. The RiverEdge Place Building was approximately 96% occupied at June 30, 1997. The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, has not been subject to continued depreciation.

NEWPARK MALL

     As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark Mall approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received net proceeds of approximately $2,000,000, of which the Partnership's share was approximately $900,000, which has been retained by the property for possible tenant improvements and leasing costs related to potential future leases. The Partnership recognized a gain for financial reporting purposes of approximately $987,600. The Partnership will recognize a gain for Federal income tax purposes in 1997.

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

JMB/125

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share is $174,654.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and December 31, 1996 and for the three and six months ended June 30, 1997 and 1996.

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

     At June 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $19,600,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for other working capital requirements, including the Partnership's share of potential future deficits, capital improvements, and financing or loan restructuring costs at certain of the Partnership's investment properties, and potential future distributions to partners. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in the aggregate amount of approximately $2,650,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities, such fees are expected to be paid in the future. Anticipated deficits for 1997, including those for expected tenant improvement and other lease inducement costs, at the 260 Franklin office building are expected to be paid out of the joint venture's restricted reserve account. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992.

     Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in the balance of escrow deposits and restricted securities at June 30, 1997 as compared to December 31, 1996 is primarily due to the payment of approximately $2,000,000 for mortgage interest and tenant improvements at the Cal Plaza and 260 Franklin office buildings from these accounts.

     The increase in other restricted securities at June 30, 1997 as compared to December 31, 1996 is due to the segregation of cumulative cash flow from the RiverEdge Place office building. Such restricted amounts are anticipated to be remitted to the property's lender.

     The decreases in properties held for sale or disposition, current portion of long-term debt, and accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 are primarily due to the lender obtaining legal title to the Springbrook Shopping Center in January 1997.

     The increase in investment in unconsolidated ventures, at equity at June 30, 1997 as compared to December 31, 1996 is primarily due to gain recognized on the sale of the Emporium Capwell building at NewPark Mall.

     Reductions in income and expense items for the three and six months ended June 30, 1997 as compared to the same periods in 1996 are due primarily to the sale of the Woodland Hills and Dunwoody Crossing apartment complexes in May 1996 and the lender obtaining title to the Springbrook Shopping Center in January 1997. The decrease in mortgage interest expense is substantially offset by the higher interest accrued on the amended and restated promissory note secured by the Partnership's interest in the Wells Fargo Center South Tower. In addition to the sales and disposition above, the reduction in depreciation expense is due to the Cal Plaza and RiverEdge properties being classified as held for sale or disposition as of December 31, 1996 and therefore no longer being subject to continued depreciation.

     The provisions for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The increase in the Partnership's share of earnings (loss) from operations of unconsolidated ventures' for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is primarily due to Partnership's suspension of loss recognition in 1997 on its restructured investment in Wells Fargo Center South Tower.

     The decrease in venture partner's share of venture operations for the three and six months ended June 30, 1997 as compared to the same period in 1996 is due to the sale of the Dunwoody Crossing Apartment complex in 1996.

     The gain on liquidation of investment in venture for the three and six months ended June 30, 1997 represents gain recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.

     The gain on sale of Partnership's investments in unconsolidated ventures for the three and six months ended June 30, 1997 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993, gain on the sale of the Emporium Capwell building at NewPark Mall, and recognition of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad. The gain on sale of Partnership's investments in unconsolidated ventures for the three and six months ended June 30, 1996 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership.

      The extraordinary item - gain on forgiveness of indebtedness of $3,433,368 for the six months ended June 30, 1997 represents the retirement of the mortgage note of the Springbrook Shopping Center in full satisfaction upon transfer of title of the property to the lender in January 1997. The gain for the six months ended June 30, 1996 represents the retirement of the mortgage notes of the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title of the properties to the respective lenders in 1996.

     The cumulative effect of an accounting change for the six months ended June 30, 1996 represents provisions in 1996 to record value impairment on the 160 Spear Street ($26,000,000) and 21900 Burbank Buildings ($4,000,000) in compliance with SFAS 121.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building (with a principal balance of $18,166,294 and accrued interest of approximately $12,600,000 at June 30, 1997).

     Reference is also made to the respective Note for the RiverEdge investment property in the Notes to Consolidated Financial Statements filed with this quarterly report for further discussion of the default under this loan, which is hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                        1996                               1997
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1. 900 Third Avenue Building
     New York, New York. . . . . .     97%        98%        98%        98%      98%      98%
2. Piper Jaffray Tower
     Minneapolis, Minnesota. . . .     98%        98%        98%        98%      99%      99%
3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . . . . . . . . .     90%        91%        90%        96%      97%      96%
4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California . . .     95%        97%        92%        92%      93%      90%
5. 260 Franklin Street Building
     Boston, Massachusetts . . . .     96%        95%        96%        96%      96%      97%
6. California Plaza
     Walnut Creek, California. . .     91%        89%        89%        90%      90%      96%
7. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . .     79%        79%        77%        78%      76%      75%
8. Springbrook Shopping Center
     Bloomingdale, Illinois. . . .     69%        55%        53%        53%      N/A      N/A

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

           10-K.    Modification to Reserve Escrow Agreement dated
December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 is incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

           10-L.    Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street building dated May 22, 1997 is filed herewith.

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


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: August 8, 1997