Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1997-11-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                         Commission file #0-16111




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No  [   ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     19



PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . .     21

Item 5.    Other Information. . . . . . . . . . . . . . . .     22

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 19,602,969     20,664,264
  Interest, rents and other receivables . . . . . . . . . . . . . . .           243,275        657,212
  Escrow deposits and restricted securities . . . . . . . . . . . . .         2,809,817      5,091,039
  Other restricted securities . . . . . . . . . . . . . . . . . . . .           505,786      5,285,807
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        23,161,847     31,698,322
                                                                           ------------   ------------
Investment properties:
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         5,501,887
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .             --        75,941,178
                                                                           ------------   ------------
                                                                                  --        81,443,065
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .             --       (31,766,188)
                                                                           ------------   ------------
        Total properties held for investment, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . .             --        49,676,877

    Properties held for sale or disposition . . . . . . . . . . . . .       110,934,270     68,999,370
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .       110,934,270    118,676,247
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .        19,491,383     17,354,958
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         2,395,109      2,704,645
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         3,968,558      4,555,121
                                                                           ------------   ------------
                                                                           $159,951,167    174,989,293
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $109,792,398    119,039,939
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         3,119,940      4,341,771
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .         6,989,602     11,630,227
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           381,214        773,149
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .           521,652        521,652
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .       120,804,806    136,306,738

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           412,451        457,730
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        15,425,056     14,107,122
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,147,188      1,515,927
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           330,000        330,000
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       108,236,715    102,239,000
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       246,356,216    254,956,517

Venture partners' subordinated equity in ventures . . . . . . . . . .             --           608,114

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (20,414,870)   (20,028,625)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,020,769)    (1,020,769)
                                                                           ------------   ------------
                                                                            (21,415,639)   (21,029,394)
                                                                           ------------   ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                     -----------------------------------------------------------------


                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------

   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (408,230,456)  (402,819,621)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (41,737,635)   (41,705,004)
                                                                           ------------   ------------
                                                                            (64,989,410)   (59,545,944)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (86,405,049)   (80,575,338)
                                                                           ------------   ------------
                                                                           $159,951,167    174,989,293
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------   -----------  ------------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 5,792,995     5,728,875    17,094,569    20,726,343
  Interest income . . . . . . . . . . . . . . .       351,973       415,808     1,071,285     1,197,764
                                                  -----------   -----------   -----------   -----------
                                                    6,144,968     6,144,683    18,165,854    21,924,107
                                                  -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .     5,845,361     5,060,569    17,729,109    17,170,259
  Depreciation. . . . . . . . . . . . . . . . .         --        1,456,458     1,187,772     4,125,186
  Property operating expenses . . . . . . . . .     2,868,333     2,616,095     7,896,230     9,507,715
  Professional services . . . . . . . . . . . .        25,910        51,923       333,230       454,903
  Amortization of deferred expenses . . . . . .       168,431       213,728       506,865       655,675
  General and administrative. . . . . . . . . .       210,270       229,047       830,734       739,437
  Provisions for value impairment . . . . . . .         --            --            --       26,000,000
                                                  -----------   -----------   -----------   -----------
                                                    9,118,305     9,627,820    28,483,940    58,653,175
                                                  -----------   -----------   -----------   -----------
       Operating earnings (loss). . . . . . . .    (2,973,337)   (3,483,137)  (10,318,086)  (36,729,068)

Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . .      (628,535)      246,899      (624,388)   (4,098,256)
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . .         --          (62,021)        --         (186,446)
                                                  -----------   -----------   -----------   -----------
        Net operating earnings (loss) . . . . .    (3,601,872)   (3,298,259)  (10,942,474)  (41,013,770)






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------   -----------  ------------   -----------
Gain on liquidation of investment in venture. .         --            --          269,147         --
Gain on sale of Partnership's investments
  in unconsolidated ventures. . . . . . . . . .       104,313       100,610     1,442,879       296,639
Gain on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $204,139 and manager's incentive
  fee of $1,730,016 . . . . . . . . . . . . . .         --            --            --       12,230,126
                                                 ------------    ----------   -----------   -----------
        Net earnings (loss) before extra-
          ordinary items and cumulative
          effect of an accounting change. . . .    (3,497,559)   (3,197,649)   (9,230,448)  (28,487,005)
                                                 ------------   -----------   -----------   -----------
Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of $175,004.         --            --            --         (557,809)
  Gain on forgiveness of indebtedness . . . . .         --            --        3,433,368    35,780,656
Cumulative effect of an accounting change . . .         --            --            --      (30,000,000)
                                                 ------------   -----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . .  $ (3,497,559)   (3,197,649)   (5,797,080)  (23,264,158)
                                                 ============   ===========   ===========   ===========
        Net loss per limited partnership
         interest:
          Net operating earnings (loss) . . . .  $      (7.79)        (7.13)       (23.68)       (88.75)
          Gain on liquidation of investment
            in venture. . . . . . . . . . . . .         --            --              .60         --
          Gain on sale or disposition of
            interests in unconsolidated
            ventures. . . . . . . . . . . . . .           .23           .22          3.22           .66
          Net gain on sale or disposition
            of investment properties. . . . . .         --            --            --            27.29
          Extraordinary items . . . . . . . . .         --            --             7.66         78.61
          Cumulative effect of accounting
            change. . . . . . . . . . . . . . .         --            --            --           (64.92)
                                                 ------------    ----------   -----------   -----------
                                                 $      (7.56)        (6.91)       (12.20)       (47.11)
                                                 ============    ==========   ===========   ===========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 -------------------------- ---------------------------
                                                      1997          1996          1997          1996
                                                  -----------   -----------  ------------   -----------
        Cash distributions per limited
          partnership interest. . . . . . . . .  $        .03         --              .07         26.24
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (5,797,080)   (23,264,158)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,187,772      4,125,185
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      506,865        655,675
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    7,753,463      2,576,067
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .      624,388      4,098,256
    Venture partner's share of ventures' operations, gain on sale
      or disposition of investment properties and extraordinary items . . .        --           215,581
    Provisions for value impairment . . . . . . . . . . . . . . . . . . . .        --        26,000,000
    Gain on liquidation of investment in venture. . . . . . . . . . . . . .     (269,147)        --
    Gain on sale of Partnership's investments in unconsolidated ventures. .   (1,442,879)      (296,639)
    Total gain on sale or disposition of investment property. . . . . . . .        --       (12,434,265)
    Extraordinary items, including venture partner's share. . . . . . . . .   (3,433,368)   (35,047,843)
    Cumulative effect of an accounting change . . . . . . . . . . . . . . .        --        30,000,000
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      267,050         93,961
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .    1,580,040      3,678,357
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .    4,780,021     (1,594,910)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      493,085        338,802
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,142,172)      (258,189)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .   (4,242,896)     4,450,051
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      381,214        290,394
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (368,739)      (368,739)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (49,496)       (66,797)
                                                                            ------------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .      828,121      3,190,789
                                                                            ------------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties, excluding amounts from
    escrow deposits and restricted securities . . . . . . . . . . . . . . .   (1,193,492)    (1,207,065)
  Cash proceeds from sale of interests in venture . . . . . . . . . . . . .        --        17,695,317
  Partnership's distributions from unconsolidated ventures. . . . . . . . .        --         2,898,467
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .        --            (3,558)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .     (253,625)      (263,283)
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .   (1,447,117)    19,119,878
                                                                            ------------    -----------
Cash flows from financing activities:
  Principal payment on note payable . . . . . . . . . . . . . . . . . . . .      (70,701)       (70,701)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (172,148)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .     (338,967)    (4,943,936)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --          (112,047)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (32,631)   (11,641,349)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (442,299)   (16,940,181)
                                                                            ------------    -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   (1,061,295)     5,370,486

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   20,664,264     15,045,385
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 19,602,969     20,415,871
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $ 14,218,542     10,144,141
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of Partnership's investments
      in unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . $  1,442,879        296,639
                                                                            ============    ===========
    Sales of investment properties:
      Total sale proceeds, net of selling expenses. . . . . . . . . . . . . $      --        58,491,798
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . .        --          (516,683)
      Payoff of mortgage loan . . . . . . . . . . . . . . . . . . . . . . .        --       (38,549,782)
      Incentive fee to manager of investment property . . . . . . . . . . .        --        (1,730,016)
                                                                            ------------    -----------
          Cash proceeds from sale of interest in venture. . . . . . . . . . $      --        17,695,317
                                                                            ============    ===========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------

    Fixed asset additions from escrow deposits and restricted securities. . $    701,182         10,483
                                                                            ============    ===========
    Disposition of investment properties:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . . $ 10,932,588     50,853,648
      Accrued interest expense on accelerated long-term debt. . . . . . . .      397,729      1,853,284
      Reduction of investment property, net . . . . . . . . . . . . . . . .   (8,448,879)   (16,419,175)
      Reduction of other asset and liabilities. . . . . . . . . . . . . . .      551,930       (507,101)
                                                                            ------------    -----------
        Non-cash gain recognized due to lender
          realizing upon security . . . . . . . . . . . . . . . . . . . . . $  3,433,368     35,780,656
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

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were ($4,854,308) and ($34,560,612), respectively, for the nine months ended September 30, 1997 and 1996.

     In addition, the accompanying consolidated financial statements include ($1,228,519) and ($3,424,832), respectively, of the Partnership's share of total property operations of ($2,457,038) and ($6,849,665) for unconsolidated properties for the nine months ended September 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $32,600 representing such withholding was remitted to various states on behalf of the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1997        1996         1997
                                 --------     ------    -------------
Property management and
  leasing fees. . . . . . . .    $  9,246     97,690      1,510,131
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .     117,417     89,551        101,321
                                 --------    -------      ---------
                                 $126,663    187,241      1,611,452
                                 ========    =======      =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $2,186,007 at September 30, 1997 and December 31, 1996, which consists of management fees and leasing commissions of $1,510,131 (included in the table above) and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of September 30, 1997 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.

JMB/900

     Occupancy of this building at the end of the third quarter of 1997 declined slightly to 97%.

     Progress Partners is currently in negotiations with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. There are no assurances that an early renewal or expansion of this tenant's lease will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1997, approximately $7,196,000 has been deposited into escrow from net cash flow from property operations. Additionally, approximately $2,587,000 has been withdrawn from the escrow account for payment of real estate taxes in 1997.

     JMB/900 is currently involved in litigation. Current discussions involve a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in Progress Partners. There are no assurances that a settlement will be finalized on this or any other terms. The Partnership will not commit capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

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

     The Partnership recorded a provision for value impairment of $1,400,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon an analysis of discounted cash flows of the property over the expected holding period. Due to such provision, the Partnership did not recognize a significant gain or loss for financial reporting purposes on the transfer of title. However, the accompanying consolidated financial statements do include $3,433,368 of extraordinary gain on extinguishment of debt upon the lender taking title to the property for the nine months ended September 30, 1997. The Partnership expects to record a loss in 1997 of approximately $5,000,000 on the disposition of the property for Federal income tax purposes.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the third quarter of 1997 decreased to 93%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,126,673 is outstanding as of September 30, 1997. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1996 of $741,627 was remitted to the lender in April 1997 from cash held by the venture.

     In addition, the mortgage loan also provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. In connection with early renewal negotiations with Piper Jaffray, Inc. ("PJI") occupying 310,111 square feet or approximately 43% of the building's rentable square feet, discussed below, Piper has approached the underlying lender to discuss additional modifications to the loan to provide the funds necessary to secure the early renewal. The underlying lender has informed Piper that it will not provide further modifications to the loan. Any renewal of PJI's lease requires the lender's approval and a modification of the loan. If an early renewal can be achieved, the lender would require that it obtain title to the property sometime after 1997, in return for its approval and agreement to pay for the costs involved. The lender would, however, consider certain incentives to Piper for achieving an early renewal of PJI's lease and the transfer of title. There is no assurance that an early renewal of PJI's lease or an acceptable incentive from the underlying lender will be achieved. Even without an early renewal of PJI's lease, Piper may not be able to pay the required debt service over the next couple years as a result of the Popham Haik ("Popham") situation discussed below. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. This would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. This gain would occur upon any transfer of title.

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At September 30, 1997, the balance of such escrow account totaled approximately $4,495,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of September 30, 1997, the manager has deferred approximately $3,655,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the second quarter of 1997, Piper executed an amendment to the existing lease agreement with Popham. Under the terms of the agreement, Popham immediately surrendered approximately 57,000 square feet of leased space leaving approximately 47,000 square feet occupied by Popham. Popham continued to pay rent and all charges in accordance with its original lease on the remaining and give-back space through July 31, 1997. Popham's rent on the remaining square footage increased to a market rate effective on August 1, 1997. There was no adjustment to the lease expiration date (January, 2003) on the remaining space. JMB/Piper has released approximately 23,000 square feet of the Popham give-back space. During the third quarter, Popham informed JMB/Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm. Popham has claimed that at that time, its lease with the building would terminate and the building would have to look to the net assets of the disbanded Popham firm in satisfaction of the remaining lease liability.
The new firm needs approximately one-half of Popham's reduced space or approximately 23,000 square feet. Piper is negotiating with the new firm to remain in occupancy of this space in the building. Piper is also exploring what recourse it has, if any, against the former and new law firm for termination of the Popham lease. There are no assurances that Piper will be compensated in any way for the termination of Popham's lease or that it will be successful in retaining the new firm in the building. As a result, the property's operating cash flow has been and is expected to continue to be adversely affected due to increased vacancy and leasing costs associated with releasing the approximately 81,000 square feet of space given back or vacated by Popham.

     PJI has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. PJI's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. Piper continues to work on an early renewal of PJI's lease. Such renewal, if it occurs, will likely require a substantial amount of funds in excess of the escrow funds discussed above in order to rehabilitate PJI's space or otherwise to provide incentive for PJI to remain in the building in lieu of moving to one of several proposed new office building developments in Minneapolis. As discussed above any modification or renewal of this lease would require the lender's approval as well as modification of the loan by the lender. In addition as also discussed above, an early renewal of PJI's lease may result in a transfer of title to the lender after 1997.

     As of September 30, 1997, the JMB/Piper venture has committed to a plan to sell or dispose of the property and has classified the remaining assets as held for sale. These assets will therefore no longer be subject to continued depreciation.

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

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached agreements with the lender for extensions of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement requires that the property submit net operating cash flow of the property to the lender. In addition, the lender has indicated that it will not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believe that the value of the office building is less than the mortgage loan, and the Partnership does not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin is negotiating with the lender and an unaffiliated third party regarding the transfer of its ownership interest to the unaffiliated third party in 1998. This would result in 260 Franklin and the Partnership no longer having an ownership interest in the property. In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     The Partnership and 260 Franklin venture recorded a provision for value impairment of $17,400,000 as of January 1, 1996, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $181,204,000 as of September 30, 1997), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $6,363,000 at September 30, 1997 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

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

RIVEREDGE PLACE BUILDING

     The Partnership ceased making debt service payments effective July 1, 1992, and had been seeking to modify the mortgage note which matured January 1, 1996 (with a principal balance of $18,166,294 and accrued interest of approximately $6,983,000 at September 30, 1997). The property has generated approximately $6,756,000 and $5,285,000 of cumulative cash flow as of September 30, 1997 and December 31, 1996, respectively, since the Partnership ceased making monthly debt service payments. In September 1997, the Partnership remitted to the lender $6,250,000 of the cumulative cash flow as a partial paydown of accrued interest. The remaining cumulative cash flow of approximately $506,000 will be used to pay for capital improvements and leasing costs at the property and any remaining amounts will likely be remitted to the lender and therefore these amounts are included in other restricted securities in the accompanying consolidated financial statements. Subsequent to the end of the third quarter, the Partnership reached an agreement in principal to sell the property by the end of 1997 to an unaffiliated third party. However, there can be no assurance that a sale transaction will be completed with this or any other purchaser. If the sale is completed on the proposed terms, the Partnership would receive net proceeds, after partial paydown of and release from the mortgage note and accrued interest and selling costs. A sale of the property would result in a gain for financial reporting and Federal income tax purposes. The mortgage note has been classified as a current liability in the accompanying consolidated financial statements at September 30, 1997 and December 31, 1996.

NEWPARK MALL

     As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark Mall approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received net proceeds of approximately $2,000,000, of which the Partnership's share was approximately $984,000, which has been retained by the venture for possible tenant improvements and leasing costs related to potential future leases. The Partnership recognized a gain for financial reporting purposes of approximately $984,000. The Partnership will recognize a gain for Federal income tax purposes in 1997.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     After reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, with the possible exception of the Partnership's interest in the Wells Fargo Center, the affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments. The General Partners of the Partnership are considering the possibility of retaining the ownership interest in Wells Fargo Center beyond the 1999 time frame in order to defer the recognition of a significant amount of capital gain for Federal income tax purposes which will occur upon the disposition of this property.

     At September 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $19,603,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for other working capital requirements, including the Partnership's share of potential future deficits, capital improvements, and financing or loan restructuring costs at certain of the Partnership's investment properties, and potential future distributions to partners. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in the aggregate amount of approximately $2,650,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees are expected to be paid in the future. Anticipated deficits for 1997, including those for expected tenant improvement and other lease inducement costs, at the 260 Franklin office building are expected to be paid out of the joint venture's restricted reserve account. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rental payments received at the 260 Franklin office building and the write-off of accounts receivable at the Springbrook Shopping Center upon the lender obtaining legal title to the property in 1997.

     The decrease in the balance of escrow deposits and restricted securities at September 30, 1997 as compared to December 31, 1996 is primarily due to payments for mortgage interest and tenant improvements at the Cal Plaza and 260 Franklin office buildings from these accounts during 1997.

     The decreases in other restricted securities and accrued interest payable at September 30, 1997 as compared to December 31, 1996 are primarily due to cumulative cash flow of $6,250,000 from the RiverEdge Place office building which was remitted to the property's lender in September 1997.

     The decreases in total investment properties, current portion of long-term debt, and accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 are primarily due to the lender obtaining legal title to the Springbrook Shopping Center in January 1997.

     The increase in investment in unconsolidated ventures, at equity at September 30, 1997 as compared to December 31, 1996 is primarily due to gain recognized on the sale of the Emporium Capwell building at NewPark Mall.

     Reductions in income and expense items for the nine months ended September 30, 1997 as compared to the same period in 1996 are due primarily to the sale of the Woodland Hills and Dunwoody Crossing apartment complexes in May 1996 and the lender obtaining title to the Springbrook Shopping Center in January 1997. The increase in mortgage interest expense is due to the higher interest accrued on the amended and restated promissory note secured by the Partnership's interest in the Wells Fargo Center South Tower. The increase in property operating expenses for the three months ended September 30, 1997 as compared to the same period in 1996 is due primarily to higher real estate tax expense at the 260 Franklin office building. In addition to the sales and disposition discussed above, the reduction in depreciation expense is due to all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The provisions for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The increase in the Partnership's share of earnings (loss) from operations of unconsolidated ventures for the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to a provision for value impairment recorded at NewPark Mall at June 30, 1996 in the amount of $8,600,000, of which the Partnership's share is $3,870,000. The decrease in the Partnership's share of earnings (loss) from operations of unconsolidated venture for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to the Partnership's suspension of income recognition in 1997 on its restructured investment in Wells Fargo Center South Tower. The conversion of the Partnership's interest in Wells Fargo to an interest in a limited liability company effective in the fourth quarter of 1996 eliminates any potential additional obligations in the future to provide additional funds under its previous joint venture agreement. Accordingly, the Partnership has suspended loss recognition relative to this real estate investment and has reversed those previously recognized losses that it is no longer potentially obligated to fund.

     The decrease in venture partner's share of venture operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the sale of the Dunwoody Crossing Apartment complex in 1996.

     The gain on liquidation of investment in venture for the nine months ended September 30, 1997 represents gain recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.

     The gain on sale of Partnership's investments in unconsolidated ventures for the nine months ended September 30, 1997 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993, gain on the sale of the Emporium Capwell building at NewPark Mall, and recognition of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad. The gain on sale of Partnership's investments in unconsolidated ventures for the three months ended September 30, 1997 and the three and nine months ended September 30, 1996 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership.

      The extraordinary item - gain on forgiveness of indebtedness of $3,433,368 for the nine months ended September 30, 1997 represents the retirement of the mortgage note of the Springbrook Shopping Center in full satisfaction upon transfer of title of the property to the lender in January 1997. The gain for the nine months ended September 30, 1996 represents the retirement of the mortgage notes of the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title of the properties to the respective lenders in 1996.

     The cumulative effect of an accounting change for the nine months ended September 30, 1996 represents provisions in 1996 to record value impairment on the 160 Spear Street ($26,000,000) and 21900 Burbank Buildings ($4,000,000) in compliance with SFAS 121.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In July, 1992, the Partnership ceased making debt service payments on the mortgage loan secured by the RiverEdge Place Building (with a principal balance of $18,166,294 and accrued interest of approximately $6,983,000 at September 30, 1997).

     Reference is also made to the respective Note for the RiverEdge investment property in the Notes to Consolidated Financial Statements filed with this quarterly report for further discussion of the default under this loan and the proposed agreement for sale of the property, which is hereby incorporated herein by reference.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. 900 Third Avenue Building
     New York, New York . . . . .   97%        98%       98%       98%      98%     98%     97%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   98%        98%       98%       98%      99%     99%     93%
3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia. . . . . . . . . . .   90%        91%       90%       96%      97%     96%     97%
4. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .   95%        97%       92%       92%      93%     90%     90%
5. 260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        95%       96%       96%      96%     97%     98%
6. California Plaza
     Walnut Creek, California . .   91%        89%       89%       90%      90%     96%     96%
7. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   79%        79%       77%       78%      76%     75%     76%
8. Springbrook Shopping Center
     Bloomingdale, Illinois . . .   69%        55%       53%       53%      N/A     N/A     N/A

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

          10-G.   Documents relating to the extension of the mortgage
loan secured by the 900 Third Building are hereby incorporated herein by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

          10-H.   Lockbox and forbearance agreements related to the
mortgage note secured by the Wells Fargo Building are hereby incorporated herein by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

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

          10-K.   Modification to Reserve Escrow Agreement dated
December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 is hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

          10-L.   Modification to Reserve Escrow Agreement relating to
the 260 Franklin Street building dated May 22, 1997 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-016111) dated August 8, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997