Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1998-03-30
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997                    Commission file no. 0-16111



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    7

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    9

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    9


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .    9

Item 6.      Selected Financial Data . . . . . . . . . . . .   10

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . .   14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   23

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   24

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   80


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   80

Item 11.     Executive Compensation. . . . . . . . . . . . .   83

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   85

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   86


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   86


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   90

                                  PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XV (the "Partnership"), is a limited partnership formed in August of 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On July 5, 1985, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests and assignee interests therein ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-95382). A total of 443,711.76 Interests were sold to the public at $1,000 per Interest. The offering closed on July 31, 1986. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Holder" or "Holders of Interests") has made any additional capital contribution. The Holders of Interests of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, with the possible exception of the Partnership's interest in Wells Fargo Center-South Tower and Piper Jaffray Tower, the Partnership currently expects to conduct an orderly liquidation of the remaining assets in the portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:


                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1997,
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
                                 sq.ft.                                               improvements (through joint
                                 n.r.a.                                               venture partnerships) (c)
 3. RiverEdge Place
     Building
     Fulton County
     (Atlanta),
     Georgia . . . . . .        235,762       6/10/85         12/23/97                fee ownership of land and
                                 sq.ft.                                               improvements (d)
                                 n.r.a.
 4. Wells Fargo Center -
     South Tower
     Los Angeles,
     California. . . . .       1,100,000      6/28/85            18%                  fee ownership of land and
                                 sq.ft.                          (h)                  improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)
 5. Villa Solana
     Apartments
     Laguna Hills,
     California. . . . .        272 units     8/30/85          3/23/94                fee ownership of land and
                                                                                      improvements (through a
                                                                                      joint venture partnership)
 6. Eastridge Mall
     Casper, Wyoming . .        477,019       9/10/85          6/30/95                fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 g.l.a.                                               joint venture partnership)
                                                                                      (c)(d)




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)              SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------

 7. Woodland Hills
     Apartments
     DeKalb County
     (Atlanta),
     Georgia . . . . . .        228 units     9/30/85          5/22/96                fee ownership of land and
                                                                                      improvements (d)
 8. Park at Countryside
     Apartments
     Port Orange
     (Daytona Beach),
     Florida . . . . . .        120 units    11/27/85          5/5/94                 fee ownership of land and
                                                                                      improvements (through a
                                                                                      joint venture partnership)
 9. 160 Spear Street
     Building
     San Francisco,
     California. . . . .        267,000      11/27/85          1/25/96                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through a
                                                                                      joint venture partnership)
                                                                                      (c)(j)
10. 21900 Burbank
     Boulevard
     Building
     Los Angeles
     (Woodland Hills),
      California . . . .         87,000      11/29/85          3/21/96                fee ownership of land and
                                 sq.ft.                                               improvements (j)
                                 n.r.a.
11. 300 East Lombard
     Building
     Baltimore,
     Maryland. . . . . .        232,000      11/29/85          9/30/91                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
12. Boatmen's Center
     Kansas City,
     Missouri. . . . . .        285,000      12/16/85          8/31/89                fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)(e)




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)              SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
13. 125 Broad Street
     Building
     New York,
     New York. . . . . .       1,336,000     12/31/85         11/15/94                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
                                                                                      (c)(i)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. . . . . .        325,000      12/31/85          6/30/93                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (c)(d)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts . . .        348,901       5/21/86            8%                   fee ownership of land and
                                 sq.ft.                   (Disposed 1/2/98)           improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)(d)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California. . . . .         98,721       6/17/86          10/6/94                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
17. California Plaza
     Walnut Creek,
     California. . . . .        368,290       6/30/86            7%                   fee ownership of land and
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




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1997,
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
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships) (c)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois. . . . . .        189,651       7/5/89           1/31/97                fee ownership of land and
                                 sq.ft.                                               improvements (j)
                                 g.l.a.
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois .      1,073 spaces    7/21/89          9/25/92                fee ownership of land and
                                                                                      improvements






----------------

   (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of
its significant investment properties.   Approximate occupancy levels for
the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1997 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1997, the lender realized upon its security and took title to the Springbrook Shopping Center in full satisfaction of the loan secured by the property. In December 1997, the Partnership sold the RiverEdge Place office building to an unaffiliated third party. In January 1998, the 260 Franklin joint venture transferred title to the 260 Franklin Street Office building in consideration of a discharge of the mortgage loan and payment of $200 in cash. Reference is made to Item 7 and the Notes for a further description of the above transactions.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated properties as of December 31, 1997.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                                 1996                        1997
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
 1. 900 Third Avenue Building
     New York, New York. . . .   Legal Services/
                                 Detective Agency/
                                 Insurance              97%    98%    98%    98%    98%    98%    97%    97%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. .   Legal/Advertising/
                                 Financial Services     98%    98%    98%    98%    99%    99%    93%    93%
 3. RiverEdge Place
     Fulton County (Atlanta),
     Georgia . . . . . . . . .   Banking                90%    91%    90%    96%    97%    96%    97%    N/A
 4. Wells Fargo Center
     - South Tower
     Los Angeles,
     California. . . . . . . .   Business Informa-
                                 tion Systems/
                                 School District/
                                 Legal Services         95%    97%    92%    92%    93%    90%    90%    90%
 5. 260 Franklin Street
     Building
     Boston, Massachusetts
     (A) . . . . . . . . . . .   Financial Services     96%    95%    96%    96%    96%    97%    98%    98%
 6. California Plaza
     Walnut Creek,
     California. . . . . . . .   Manufacturing/
                                 Public Utility         91%    89%    89%    90%    90%    96%    96%   100%
 7. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . .   Retail                 79%    79%    77%    78%    76%    75%    76%    79%
 8. Springbrook
     Shopping Center
     Bloomingdale (Chicago),
     Illinois. . . . . . . . .   Retail                 69%    55%    53%    53%    N/A    N/A    N/A    N/A

--------------------
     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property, or Partnership's interest in the property was sold or disposed of and was not owned by the Partnership at the end of the quarter.

     (A)  In January 1998, the property was sold.  Reference is made to the Notes for further information regarding such transaction.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings. Reference is made to the Notes for a discussion of certain litigation involving the Partnership related to the 900 Third Avenue investment property.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security Holders during the 1997 and 1996.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 40,924 record Holders of the 443,603.69658 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 1997, 1996, 1995, 1994 and 1993
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1997           1996            1995          1994           1993
                            -------------   ------------    -----------   ------------   ------------
Total income . . . . . . .   $ 24,349,848     28,496,327     45,415,094     53,107,469     55,288,244
                             ============   ============    ===========    ===========    ===========
Earnings (loss) before
 gains on sale or dispo-
 sition of investment
 properties. . . . . . . .   $ (2,888,815)   (49,291,781)   (19,930,715)   (29,725,306)   (56,141,647)
Gain on liquidation of
 investment in venture . .        269,147          --             --             --             --
Gains on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $204,139 in 1996
 and $823,609 in 1994)
 and manager's incentive
 fee of $1,730,016
 in 1996 . . . . . . . . .      8,631,561     12,230,126      6,785,025      3,597,347          --
Gains on sale or disposi-
 tion of interests
 in unconsolidated
 ventures. . . . . . . . .        568,625        435,060        856,751     31,743,006      2,856,567
                             ------------   ------------    -----------    -----------    -----------
Earnings (loss) before
 extraordinary items
 and cumulative effect
 of an accounting
 change. . . . . . . . . .      6,580,518    (36,626,595)   (12,288,939)     5,615,047    (53,285,080)
Extraordinary items. . . .      5,992,828     35,222,847          --             --             --
Cumulative effect of
 an accounting change. . .          --       (30,000,000)         --             --             --
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $ 12,573,346    (31,403,748)   (12,288,939)     5,615,047    (53,285,080)
                             ============   ============    ===========    ===========    ===========




                                 1997           1996            1995          1994           1993
                            -------------  -------------    -----------   ------------   ------------
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   gains on sale or dispo-
   sition of investment
   properties. . . . . . .   $      (6.25)       (106.67)        (43.12)        (64.31)       (121.46)
  Gain on liquidation
   of investment in
   venture . . . . . . . .            .60          --             --             --             --
  Net gains on sale
   or disposition
   of investment
   properties. . . . . . .          19.26          27.29          17.05           8.03          --
  Gains on sale or
   disposition of
   interests in uncon-
   solidated ventures. . .           1.27            .97           --            70.83           6.37
  Extraordinary item . . .          13.37          78.61           --            --             --
  Cumulative effect of
   an accounting change. .          --            (64.92)         --             --            --
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $      28.25         (64.72)        (26.07)         14.55        (115.09)
                             ============   ============    ===========    ===========    ===========

Total assets . . . . . . .   $145,738,009    174,989,293    301,007,974    327,662,913    371,886,177
Long-term debt . . . . . .   $109,972,972    102,089,968    108,528,346    246,148,319    237,811,558
Cash distributions
 per Interest (b). . . . .   $        .83          26.37           8.09           5.00            .55
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997


Property
--------

California Plaza    a)   The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                        Avg. Annual
                                                       NRF              Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ---------------

                                1993 . . . . . .       95%                 $17.80
                                1994 . . . . . .       95%                  17.79
                                1995 . . . . . .       90%                  16.97
                                1996 . . . . . .       90%                  13.21
                                1997 . . . . . .      100%                  13.66

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

                                                                 Base Rent     Scheduled Lease  Lease
                    b)      Significant Tenants     Square Feet  Per Annum     Expiration Date  Renewal Option(s)
                            -------------------     -----------  ---------     ---------------  -----------------

                            Maxis (1)                 38,492      $  545,047    11/2002            N/A

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

                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at Cal Plaza:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1997
                            Year Ending      Expiring          NRF of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------

                            1998                 9                 39,982        $  383,256          7.6%
                            1999                11                 55,366           616,907         12.3%
                            2000                 4                  5,722            88,793          1.8%
                            2001                 9                 79,958         2,380,445         47.3%
                            2002                11                139,783         1,906,811         37.9%
                            2003                --                  --                --              --
                            2004                 2                 13,060           184,932          3.7%
                            2005                --                  --                --              --
                            2006                 2                 32,704           474,456          9.4%
                            2007                --                  --                --              --

                    (1)     Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1998.

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

     During 1996 some of the Holders of Interests in the Partnership received from an unaffiliated third party unsolicited offers to purchase up to 4.68% of the Interests in the Partnership at between $40 and $50 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. In June 1996 such offers expired. As of the date of this report, the Partnership is aware that 1.92% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. Another unaffiliated third party has recently made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer is scheduled to expire at the end of April 1998. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offer for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. As of the date of this report, the Special Committee has not made any recommendation in regard to the existing offer to purchase Interests at $30 per Interest.

     At December 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $25,000,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements, including the Partnership's share of potential future deficits and capital improvements at certain of the Partnership's investment properties as discussed in the Notes. In February 1998, the Partnership made a sales distribution totalling $4,436,037 (approximately $10 per Interest) out of sale proceeds (primarily related to the sale of the RiverEdge Place Building). The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of approximately $2,650,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees do not bear interest and are expected to be paid in the future.

     The Partnership and its consolidated ventures have currently budgeted in 1998 approximately $866,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $1,999,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity requirements is expected to be primarily through net cash generated by the Partnership's investment properties, and through the sale of such investments, as well as cash and certain escrowed accounts currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications or are currently experiencing deficits. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the property specific concerns discussed below, the Partnership currently considers only the 900 Third Avenue, California Plaza and NewPark Mall investment properties to be potential significant sources of future cash generated from sales.

     PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the fourth quarter of 1997 was 93%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,127,000 is outstanding as of December 31, 1997. The lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1995, 1996 or 1997. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1995 and 1996 totalled $464,178 and $741,627, respectively. During 1997, excess cash flow generated under this agreement was $385,523 which is expected to be remitted to the lender during the second quarter of 1998.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper may not be able to pay the required debt service over the next several years as a result of the Popham Haik ("Popham") and Piper Jaffray, Inc. ("PJI") situations discussed below. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the Property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At December 31, 1997, the balance of such escrow account totaled approximately $4,722,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1997, the manager has deferred approximately $3,852,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the second quarter of 1997, Piper executed an amendment to the existing lease agreement with Popham. Under the terms of the agreement, Popham immediately surrendered approximately 57,000 square feet of leased space leaving approximately 47,000 square feet occupied by Popham. Popham continued to pay rent and all charges in accordance with its original lease on the remaining and give-back space through July 31, 1997. Popham's rent on the remaining square footage increased to a market rate effective on August 1, 1997. There was no adjustment to the lease expiration date (January, 2003) on the remaining space. Piper has released approximately 23,000 square feet of the Popham give-back space. During the third quarter, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). Popham has claimed that at that time, its lease with the building would terminate and the building would have to look to the net assets of the disbanded Popham firm in satisfaction of the remaining lease liability. In December, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeds Popham's modified rate which became effective in August 1997.

Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In addition, assuming a lease is finalized with Hinshaw in accordance with the letter of intent, Piper has agreed to terminate Popham's lease effective December 31, 1997 with no further consideration. There are no assurances that Piper will be successful in finalizing this lease transaction or that it will be compensated in any way for the termination of Popham's lease. As a result, the property's operating cash flow has been and is expected to continue to be adversely affected due to increased vacancy and leasing costs associated with releasing a portion of the space given back or vacated by Popham.

     PJI has leased an additional 22,712 square feet of space currently under lease to another tenant with a lease expiration date of December 31, 1997. PJI's lease start date will be January 1, 1998 with a lease expiration date coterminous with the remainder of its space on March 31, 2000. Throughout 1997, Piper discussed an early renewal with PJI which (after the expansion discussed above) occupies 332,823 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and during the fourth quarter of 1997, PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     As of September 30, 1997, the JMB/Piper venture has classified the remaining assets as held for sale or disposition. These assets will therefore no longer be subject to continued depreciation.

     160 SPEAR STREET BUILDING

     In January 1996, the Partnership, through the joint venture, transferred title to the lender in full satisfaction of the loan secured by the property. Reference is made to the Notes for a description of such transfer.

     JMB/125

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

     260 FRANKLIN (disposed 1/2/98)

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. The 260 Franklin Street Building operated at a deficit for 1997 and was expected to do so for the next several years.

     In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in the Notes.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 plus accrued and deferred interest matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin also began investigating market conditions to determine whether conditions were favorable for selling the property. However, it was determined that conditions were not favorable and the property continued to be held as investment property. The joint venture reached agreements with the lender for extensions of the mortgage loan through January 1, 1997 and again through January 1, 1998. In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that the property submit net operating cash flow of the property to the lender. In addition, the lender indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin began negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. Due to the lender negotiations described above, the property was classified as held for sale or disposition as of July 1, 1997, and therefore, was not subject to continued depreciation as of that date.

     Effective January 1, 1998, 260 Franklin entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000. On January 2, 1998, 260 Franklin disposed of, through a trust, the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. The current portion of long-term debt of $92,117,086 reflected in the 1997 consolidated balance sheet represents the mortgage loan secured by the 260 Franklin Street office building. 260 Franklin expects to recognize in 1998 a gain on sale of approximately $23,200,000, in part as a result of previous impairment losses recognized by 260 Franklin in 1996 aggregating $17,400,000, and an extraordinary gain on forgiveness of indebtedness of approximately $17,200,000 for financial reporting purposes, all of which will be included in the consolidated financial statements of the Partnership. In addition, 260 Franklin expects to recognize a gain of approximately $25,200,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $17,600,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

     900 THIRD AVENUE BUILDING

     Occupancy of this building at the end of the fourth quarter of 1997 was 97%.

     Progress Partners is currently in negotiations with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. There are no assurances that an early renewal or expansion of this tenant's lease will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such space has been renewed or released. During 1997, approximately $9,423,000 has been deposited into escrow from net cash flow from property operations. Additionally, approximately $5,173,000 has been withdrawn from the escrow account for payment of real estate taxes in 1997.

     JMB/900 is currently involved in litigation. Recent discussions involved a settlement whereby JMB/900 would purchase all the unaffiliated venture partner interests in Progress Partners. In December 1997, two of the unaffiliated venture partners filed for bankruptcy which has stalled settlement discussions. A more detailed discussion of these situations is contained in the Notes. There are no assurances that a settlement will be finalized on this or any other terms. The Partnership will not commit capital to the purchase of the unaffiliated venture partner interests unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     WELLS FARGO CENTER - SOUTH TOWER

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has been extremely competitive over the last several years with the addition of several new buildings that has resulted in a vacancy rate of approximately 25% in the marketplace. The Partnership expects that the competitive market conditions in Southern California will have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term.

     During 1996, the Partnership, the joint venture partner, and the lenders reached an agreement to modify the mortgage note and the promissory note. In conjunction with the note modifications, Maguire/Thomas Partners
- South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed and the Partnership's 1997 share of income (approximately $286,000) has not been recognized as such amount is not considered realizable. Since the terms of the agreements make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the Notes for a further description of these events.

     RIVEREDGE PLACE BUILDING

     On December 23, 1997, the Partnership sold the land and related improvements of the RiverEdge Place office building for $26,600,000 (before selling costs and retirement of indebtedness of approximately $23,000,000).

Reference is made to the Notes for a further description of such transaction.

     21900 BURBANK BUILDING

     In March 1996, the lender realized upon its security and took title to the property in full satisfaction of the loan secured by the property. Reference is made to the Notes for a further description of such transfer.

     NEWPARK ASSOCIATES

     As a result of the acquisition by Federated Department Stores of the company which owned the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received a lease termination fee of approximately $2,187,000, of which the Partnership's share was approximately $984,000.

     CALIFORNIA PLAZA

     The Partnership modified the loan secured by the property on December 22, 1993. As more fully discussed in the Notes, the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined) with a portion to be used to fund a reserve account. The venture also funded $500,000 into the reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of December 31, 1997). The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, has not been subject to continued depreciation.

     SPRINGBROOK SHOPPING CENTER

     As a result of the non-payment of debt service, the lender realized upon its security and took title to the property in January 1997 in full satisfaction of the loan secured by the property. Reference is made to the Notes for a further description of such transaction.

     WOODLAND HILLS APARTMENTS

     On May 22, 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party for $12,225,000 (before selling costs and retirement of indebtedness of approximately $8,175,000). Reference is made to the Notes for a further description of such event.

     VILLAGES NORTHEAST

     On May 7, 1996, the Partnership, through a joint venture, sold the Dunwoody Crossing Phases I, II and III apartment complex to an unaffiliated third party for $47,000,000 (before selling costs and retirement of indebtedness of approximately $30,900,000). Reference is made to the Notes for a further description of such event.

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

     Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and the real estate recession, and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought and may seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties. Due to the real estate conditions over the past several years, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. However, after reviewing the remaining properties and the competitive marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, with the possible exception of the Partnership's interest in Wells Fargo Center - South Tower and Piper Jaffray Tower, the Partnership currently expects to conduct an orderly liquidation of the remaining assets in the portfolio no later than December 31, 1999, barring any unforeseen economic developments.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the respective lenders obtaining legal title to the Springbrook Shopping Center in 1997 and 160 Spear Street and 21900 Burbank Buildings in 1996 and the sales of the RiverEdge Place office building in 1997 and Dunwoody Crossing and Woodland Hills apartment complexes in 1996.

     The decrease in the balance of escrow deposits and restricted securities at December 31, 1997 as compared to December 31, 1996 is primarily due to payments for mortgage interest and tenant improvements at the Cal Plaza and 260 Franklin office buildings from these accounts during 1997.

     The decrease in other restricted securities and accrued interest payable at December 31, 1997 as compared to December 31, 1996 are primarily due to the remittance of cumulative cash flow of $6,350,000 from the RiverEdge Place office building to the property's lender in payment of deferred interest in conjunction with the sale of the property in 1997.

     The decrease in the deficit investment in unconsolidated ventures, at equity, and the related increase in Partnership's share of income (loss) from operations of unconsolidated ventures at December 31, 1997 as compared to December 31, 1996 is primarily due to the reversal of a portion of the accrued contingent interest related to the mortgage loan at the Piper Jaffray investment property.

     The decrease in mortgage and other interest expense for the year ended December 31, 1997 as compared to the same periods in 1996 and 1995 is due to the sales and dispositions discussed above and is partially offset by higher interest accrued on the amended and restated promissory note secured by the Partnership's interest in the Wells Fargo Center - South Tower.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the same periods in 1996 and 1995 is due to the sales and dispositions discussed above, as well as all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The decrease in professional services for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the increase for the year ended December 31, 1996 as compared to the year ended December 31, 1995 are primarily due to outsourcing costs and expenses related to unsolicited offers for interest in 1996 as discussed above and in the Notes.

     The provision for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The restructuring fees in 1996 and the increase in Partnership's share of income (loss) from operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the restructure of the Partnership's investment in the South Tower venture as discussed in the Notes.

     The increase in the venture partners' share of ventures' operations for the year ended December 31, 1997 as compared to the same periods in 1996 and 1995 is due to the sale of the Dunwoody Crossing Apartment complex in 1996 and the Partnership's provision for value impairment of $17,400,000 related to the 260 Franklin Street Building during 1996.

     The gain on liquidation of investment in venture for the year ended December 31, 1997 represents gain recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.

     The gain on sale or disposition of investment properties of $8,631,561 for the year ended December 31, 1997 relates to the recognition of gain from the sale of the RiverEdge Place building in 1997. The gain on sale of $12,230,126 for the year ended December 31, 1996 relates to the recognition of gain from the sale of the Woodland Hills and Dunwoody apartment complexes of $1,749,814 and $10,480,312, respectively, in 1996. The gain on sale or disposition for the year ended December 31, 1995 relates to the $6,275,248 of gain from the sale of the Partnership's 90% interest in the Eastridge Development Company, Limited Partnership, and $509,777 on the sale of an outparcel at Springbrook Mall in 1995.

     The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1997 relates to the recognition of $393,971 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993 and recognition of $174,654 of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad. The gain on sale of interests in unconsolidated ventures for the years ended December 31, 1996 and 1995 relates to the recognition of $435,060 and $856,751 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

     The extraordinary items - prepayment penalties and deferred mortgage expense for the year ended December 31, 1996 results from the costs incurred and the write-off of deferred mortgage fees on the early extinguishment of debt on the Woodland Hills and Dunwoody Crossing mortgage notes payable in 1996.

     The extraordinary item - gain on forgiveness of indebtedness of $5,992,828 for the year ended December 31, 1997 represents the retirement of the mortgage note on the Springbrook Shopping Center ($3,433,368) in full satisfaction upon transfer of title to the respective lender, and the forgiveness of debt by the lender on the sale of the RiverEdge building ($2,559,460). The extraordinary item - gain on forgiveness of indebtedness of $35,780,656 for the year ended December 31, 1996 represents the 1996 retirement of the mortgage notes on the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title to the properties to respective lenders.

     The cumulative effect of an accounting change of $30,000,000 represents provisions in 1996 to record value impairment on the 160 Spear Street ($26,000,000) and 21900 Burbank Buildings ($4,000,000) in compliance with SFAS 121.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Inflation is not expected to significantly impact future operations.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                                   INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995
Notes to Consolidated Financial Statements

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



            JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                        UNCONSOLIDATED VENTURES OF
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                                   INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1997 and 1996
Combined Statements of Operations, years ended December 31, 1997, 1996 and 1995
Combined Statements of Partners' Capital Accounts, years ended
  December 31, 1997, 1996 and 1995
Combined Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995
Notes to Combined Financial Statements

                                                                   SCHEDULE
                                                                   --------

Combined Real Estate and Accumulated Depreciation                    III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and Consolidated Ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1997 AND 1996

                                                      ASSETS
                                                      ------
                                                                                 1997               1996
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $ 24,992,726        20,664,264
  Interest, rents and other receivables  . . . . . . . . . . . . . . . .          466,396           657,212
  Escrow deposits and restricted securities. . . . . . . . . . . . . . .        1,884,326         5,091,039
  Other restricted securities. . . . . . . . . . . . . . . . . . . . . .          131,318         5,285,807
                                                                             ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .       27,474,766        31,698,322
                                                                             ------------      ------------
Investment properties - Schedule III:
   Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            5,501,887
   Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .            --           75,941,178
                                                                             ------------      ------------
                                                                                    --           81,443,065
   Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .            --          (31,766,188)
                                                                             ------------      ------------

          Total properties held for investment,
            net of accumulated depreciation. . . . . . . . . . . . . . .            --           49,676,877

   Properties held for sale or disposition . . . . . . . . . . . . . . .       95,606,312        68,999,370
                                                                             ------------      ------------
          Total investment properties. . . . . . . . . . . . . . . . . .       95,606,312       118,676,247
                                                                             ------------      ------------
Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,908,786        17,354,958
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,016,887         2,704,645
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .        3,731,258         4,555,121
                                                                             ------------      ------------

                                                                             $145,738,009       174,989,293
                                                                             ============      ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1997               1996
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .     $ 92,117,086       118,969,238
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,169,406         4,341,771
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .          639,533        11,630,227
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .            --              773,149
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .          639,554           592,353
                                                                             ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       96,565,579       136,306,738

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .          385,888           457,730
Investment in unconsolidated ventures, at equity . . . . . . . . . . . .        5,800,180        14,107,122
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,024,276         1,515,927
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          361,129           479,032
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .      109,972,972       102,089,968
                                                                             ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .      214,110,024       254,956,517

Venture partners' subordinated equity in ventures. . . . . . . . . . . .            --              608,114

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           20,000            20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (19,989,556)      (20,028,625)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (1,020,769)       (1,020,769)
                                                                             ------------      ------------
                                                                              (20,990,325)      (21,029,394)
                                                                             ------------      ------------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1997               1996
                                                                             ------------       -----------

  Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . .      384,978,681       384,978,681
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .     (390,285,344)     (402,819,621)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (42,075,027)      (41,705,004)
                                                                             ------------      ------------
                                                                              (47,381,690)      (59,545,944)
                                                                             ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . .      (68,372,015)      (80,575,338)
                                                                             ------------      ------------
                                                                             $145,738,009       174,989,293
                                                                             ============      ============


























                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                               1997             1996              1995
                                                          -------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $ 22,998,137       26,916,089        44,199,560
  Interest income. . . . . . . . . . . . . . . . . . .        1,351,711        1,580,238         1,215,534
                                                           ------------      -----------       -----------
                                                             24,349,848       28,496,327        45,415,094
                                                           ------------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .       23,284,811       23,796,808        29,972,319
  Depreciation . . . . . . . . . . . . . . . . . . . .        1,187,772        5,413,953        10,440,946
  Property operating expenses. . . . . . . . . . . . .       10,749,263       13,420,306        18,442,109
  Professional services. . . . . . . . . . . . . . . .          529,143          901,930           595,234
  Amortization of deferred expenses. . . . . . . . . .          673,032          877,359         1,123,917
  General and administrative . . . . . . . . . . . . .          806,787          759,295           815,211
  Provisions for value impairment. . . . . . . . . . .            --          26,000,000             --
  Restructuring fees . . . . . . . . . . . . . . . . .            --          11,589,974             --
                                                           ------------      -----------       -----------
                                                             37,230,808       82,759,625        61,389,736
                                                           ------------      -----------       -----------
                                                            (12,880,960)     (54,263,298)      (15,974,642)
Partnership's share of income (loss) from
  operations of unconsolidated ventures
  (including income from restructuring
  of $10,664,944 in 1996). . . . . . . . . . . . . . .        9,992,145        5,056,608        (6,484,175)
Venture partners' share of ventures' operations. . . .            --             (85,091)        2,528,102
                                                           ------------      -----------       -----------
          Earnings (loss) before gains on sale
            or disposition of investment
            properties . . . . . . . . . . . . . . . .       (2,888,815)     (49,291,781)      (19,930,715)

Gain on liquidation of investment in venture . . . . .          269,147            --                --
Gains on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $204,139 in 1996 and manager's
  incentive fee of $1,730,016 in 1996. . . . . . . . .        8,631,561       12,230,126         6,785,025
Gains on sale of interests in unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . .          568,625          435,060           856,751
                                                           ------------      -----------       -----------
          Earnings (loss) before extra-
            ordinary items and cumulative
            effect of an accounting change . . . . . .        6,580,518      (36,626,595)      (12,288,939)




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              1997              1996              1995
                                                          -------------     ------------      ------------
Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of
    $175,004 . . . . . . . . . . . . . . . . . . . . .            --            (557,809)            --
  Gain on forgiveness of indebtedness. . . . . . . . .        5,992,828       35,780,656             --
Cumulative effect of an accounting change. . . . . . .            --         (30,000,000)            --
                                                           ------------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .     $ 12,573,346      (31,403,748)      (12,288,939)
                                                           ============      ===========       ===========

          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties . . . . . . . . . . . . . .     $      (6.25)         (106.67)           (43.12)
              Gain on liquidation of investment
                in venture . . . . . . . . . . . . . .              .60            --                --
              Net gains on sale or disposition of
                investment properties. . . . . . . . .            19.26            27.29             17.05
              Gains on sale or disposition of
                interests in unconsolidated
                ventures . . . . . . . . . . . . . . .             1.27              .97             --
              Extraordinary items. . . . . . . . . . .            13.37            78.61             --
              Cumulative effect of an accounting
                change . . . . . . . . . . . . . . . .            --              (64.92)            --
                                                           ------------      -----------       -----------
                                                           $      28.25           (64.72)           (26.07)
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

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                                                                   NET OF       NET
            CONTRI-      NET          CASH                        OFFERING    EARNINGS        CASH
            BUTIONS      LOSS     DISTRIBUTIONS      TOTAL         COSTS       (LOSS)     DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . . .$20,000  (16,615,024)     (872,867)  (17,467,891)  384,978,681 (362,540,535)   (26,416,973)   (3,978,827)

Net earnings
 (loss). . .   --       (720,810)         --        (720,810)         --    (11,568,129)          --     (11,568,129)
Cash distri-
 butions
 ($8.09 per
 limited
 partnership
 interest) .   --           --         (35,855)      (35,855)         --           --       (3,589,635)   (3,589,635)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995. . . . 20,000  (17,335,834)     (908,722)  (18,224,556)  384,978,681 (374,108,664)   (30,006,608)  (19,136,591)

Net earnings
 (loss). . .   --     (2,692,791)        --       (2,692,791)        --     (28,710,957)         --      (28,710,957)
Cash distri-
 butions
 ($26.37 per
 limited
 partnership
 interest) .   --          --         (112,047)     (112,047)        --          --        (11,698,396)  (11,698,396)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                                                                   NET OF
            CONTRI-      NET          CASH                        OFFERING      NET           CASH
            BUTIONS      LOSS     DISTRIBUTIONS      TOTAL         COSTS        LOSS      DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1996. . . . 20,000  (20,028,625)   (1,020,769)  (21,029,394)  384,978,681 (402,819,621)   (41,705,004)  (59,545,944)

Net earnings
 (loss). . .   --         39,069         --           39,069         --      12,534,277          --       12,534,277
Cash distri-
 butions
 ($.83 per
 limited
 partnership
 interest) .   --          --            --            --            --           --          (370,023)     (370,023)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997. . . .$20,000  (19,989,556)   (1,020,769)  (20,990,325)  384,978,681 (390,285,344)   (42,075,027)  (47,381,690)
            =======  ===========    ==========   ===========   =========== ============   ============   ===========










                             See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                1997            1996              1995
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $12,573,346      (31,403,748)      (12,288,939)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .        1,187,772        5,413,953        10,440,946
    Amortization of deferred expenses. . . . . . . . .          673,032          877,359         1,123,917
    Restructuring fee. . . . . . . . . . . . . . . . .            --          11,589,974             --
    Long-term debt - deferred accrued interest . . . .       10,129,734        3,138,667         3,236,199
    Partnership's share of (income) loss from
      operations of unconsolidated ventures. . . . . .       (9,992,145)      (5,056,608)        6,484,175
    Venture partners' share of ventures'
      operations, gain on sale or
      disposition of investment properties and
      extraordinary items. . . . . . . . . . . . . . .            --             114,226        (2,528,102)
    Provisions for value impairment. . . . . . . . . .            --          26,000,000              --
    Gain on liquidation of investment in venture . . .         (269,147)           --                --
    Total gain on sale or disposition of
      investment properties. . . . . . . . . . . . . .       (8,631,561)     (12,434,265)       (6,785,025)
    Total gain on sale of interests in uncon-
      solidated ventures . . . . . . . . . . . . . . .         (568,625)        (435,060)         (856,751)
    Extraordinary items including venture
      partner's share. . . . . . . . . . . . . . . . .       (5,992,828)     (35,047,843)            --
    Cumulative effect of an accounting change. . . . .            --          30,000,000             --
  Changes in:
    Interest, rents and other receivables. . . . . . .           43,928          326,701            86,144
    Current portion of notes receivable. . . . . . . .            --               --               11,967
    Escrow deposits and restricted securities. . . . .          744,237        5,881,168        (3,420,945)
    Other restricted securities. . . . . . . . . . . .        5,154,489       (1,520,685)       (1,144,284)
    Accrued rents receivable, net. . . . . . . . . . .          526,261          146,353           455,115
    Accounts payable . . . . . . . . . . . . . . . . .       (1,092,706)        (238,943)          441,144
    Amounts due to affiliates. . . . . . . . . . . . .            --               --              449,811
    Accrued interest payable . . . . . . . . . . . . .       (3,173,281)       6,901,461         6,220,119
    Accrued real estate taxes. . . . . . . . . . . . .            --             312,963          (167,328)
    Other current liabilities. . . . . . . . . . . . .           47,201            --               30,000
    Deferred income. . . . . . . . . . . . . . . . . .         (491,651)        (491,653)        2,499,232
    Tenant security deposits . . . . . . . . . . . . .          (76,059)         (54,507)           (4,102)
    Other liabilities. . . . . . . . . . . . . . . . .          (47,202)           --              (30,000)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .          744,795        4,019,513         4,253,293
                                                           ------------      -----------       -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1997            1996              1995
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . .            --               --           10,564,988
  Additions to investment properties,
    excluding amounts from escrow deposits
    and restricted securities. . . . . . . . . . . . .       (1,062,024)      (2,011,678)         (872,103)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . .        2,700,000        3,349,635         6,525,990
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . .            --            (753,560)         (525,000)
  Cash proceeds from sale of investment
    properties . . . . . . . . . . . . . . . . . . . .        3,120,382       17,695,317         1,594,727
  Payment of deferred expenses . . . . . . . . . . . .         (395,000)        (331,019)         (992,616)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .        4,363,358       17,948,695        16,295,986
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Proceeds from restructuring and refinancing of
    long-term debt . . . . . . . . . . . . . . . . . .            --             650,000             --
  Principal payments on long-term debt . . . . . . . .            --            (172,147)       (2,786,783)
  Principal payments on notes payable. . . . . . . . .          (70,701)         (70,701)          (70,701)
  Venture partners' contributions to venture . . . . .            --               --              135,000
  Distributions to venture partners. . . . . . . . . .         (338,967)      (4,946,038)            --
  Distributions to general partners. . . . . . . . . .            --            (112,047)          (35,855)
  Distributions to limited partners. . . . . . . . . .         (370,023)     (11,698,396)       (3,589,635)
                                                           ------------      -----------       -----------
         Net cash provided by (used in)
           financing activities  . . . . . . . . . . .         (779,691)     (16,349,329)       (6,347,974)
                                                           ------------      -----------       -----------
         Net increase (decrease) in cash and
           cash equivalents. . . . . . . . . . . . . .        4,328,462        5,618,879        14,201,305
         Cash and cash equivalents,
           beginning of year . . . . . . . . . . . . .       20,664,264       15,045,385           844,080
                                                           ------------      -----------       -----------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . . . . .     $ 24,992,726       20,664,264        15,045,385
                                                           ============      ===========       ===========





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                1997            1996              1995
                                                            -----------      -----------       -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . .      $21,188,582       13,756,680        20,516,001
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in ventures. . . . . . . . . . . . . .      $   568,625          435,060         7,641,776
                                                            ===========      ===========       ===========
    Gross proceeds from restructuring and
      refinancing of long-term debt. . . . . . . . . .      $     --          18,084,557             --
    Accrued interest . . . . . . . . . . . . . . . . .            --          (5,844,583)            --
    Restructuring fee. . . . . . . . . . . . . . . . .            --         (11,589,974)            --
                                                            -----------      -----------       -----------
          Proceeds received on restructuring and
            refinancing of long-term debt. . . . . . .      $     --             650,000             --
                                                            ===========      ===========       ===========
    Sale of investment properties:
      Total sale proceeds, net of selling
        expenses . . . . . . . . . . . . . . . . . . .      $26,146,900       58,491,798        24,998,719
      Prepayment penalties . . . . . . . . . . . . . .            --            (516,683)            --
      Payment of mortgages payable and
        accrued interest . . . . . . . . . . . . . . .      (23,026,518)     (38,549,782)      (23,403,992)
      Incentive fee to manager of
        investment property. . . . . . . . . . . . . .            --          (1,730,016)            --
                                                            -----------      -----------       -----------
          Cash proceeds from sale of investment
            properties, net of selling expenses. . . .      $ 3,120,382       17,695,317         1,594,727
                                                            ===========      ===========       ===========
    Disposition of investment properties:
      Balance due on long-term debt cancelled. . . . .      $10,932,588       50,853,648             --
      Accrued interest expense on accelerated
        long-term debt . . . . . . . . . . . . . . . .          397,729        1,853,284             --
      Reduction of investment property, net. . . . . .       (8,448,879)     (16,419,175)            --
      Reduction of other assets and liabilities. . . .          551,930         (507,101)            --
                                                            -----------      -----------       -----------
         Non-cash gain recognized due to lenders
           realizing upon security . . . . . . . . . .      $ 3,433,368       35,780,656             --
                                                            ===========      ===========       ===========
    Accrued interest forgiven by lender
      on sale of property. . . . . . . . . . . . . . .      $ 2,559,460            --                --
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

                     DECEMBER 31, 1997, 1996 AND 1995



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

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower as discussed below, the Partnership has ceased loss recognition relative to its real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund, which is reflected as income from restructuring in 1996 in the Partnership's share of income from operations of unconsolidated ventures. The Partnership has no future funding obligation for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting and additional losses from the investment in Wells Fargo Center - South Tower will not be recognized.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended December 31, 1997 and 1996:


                                                        1997                               1996
                                           ----------------------------      ------------------------------
                                                              TAX BASIS                          TAX BASIS
                                          GAAP BASIS         (UNAUDITED)      GAAP BASIS        (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets . . . . . . . . . . . .     $145,738,009        87,293,395      174,989,293       119,320,972

Partners' capital accounts
  (deficit):
    General partners . . . . . . . .      (20,990,325)      (14,622,150)     (21,029,394)      (17,916,234)
    Limited partners . . . . . . . .      (47,381,690)       10,213,185      (59,545,944)       23,380,381

Net earnings (loss):
    General partners . . . . . . . .           39,069         3,294,084       (2,692,791)        1,947,860
    Limited partners . . . . . . . .       12,534,277       (12,797,173)     (28,710,957)       20,716,015

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .            28.25            (28.85)          (64.72)            46.70
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $25,000,000 and $20,700,000 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large reporting entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. In addition, the Partnership considers the disclosure of the SFAS 107 value of the debt related to the 260 Franklin Street investment property to be impracticable due to the sale of the property in 1998 as discussed below. The remaining debt has been calculated to have a SFAS 107 value approximating the carrying value by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.

     Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $370,000 representing such withholding was remitted to various states on behalf of the Holders of Interest in 1997.

     The Partnership has acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center. In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments. In October 1994, the Partnership sold the 9701 Wilshire Office Building. In November 1994, the Partnership assigned its interest in the JMB/125 venture to an affiliate of its unaffiliated venture partner. In June 1995, the Partnership sold its interest in Eastridge Mall. In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. In May 1996, the Partnership sold the Woodland Hills apartment complex. Also, in May 1996, the Partnership, through Villages Northeast and VNE Partners, Ltd., sold the Dunwoody Crossing Phases I, II and III apartment complex. In January 1997, the lender realized upon its security interest in the Springbrook Shopping Center. In December 1997, the Partnership sold the RiverEdge Place office building. All of the remaining properties owned at December 31, 1997 were completed and operating. However, the Partnership, through 260 Franklin Street Associates, sold the 260 Franklin Street Building in January 1998.

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

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were ($5,805,022), ($38,038,482) and ($9,853,767), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying consolidated financial statements include for the years ended December 31, 1997, 1996 and 1995 $9,265,406, ($5,619,205) and ($4,535,286), respectively, as the Partnership's share of property operations of $17,760,245, ($7,651,698) and ($8,759,732) of unconsolidated properties held for sale or disposition as of December 31, 1997, or sold or disposed of in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

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

     The terms of the 260 Franklin, Eastridge, 160 Spear, Cal Plaza and VNE Partners ventures can be described in general, as follows:

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

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1997, 1996 and 1995, none, one and two, respectively, of the ventures' properties produced net cash receipts. The Partnership also has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of net sale or refinancing proceeds from the ventures.

     In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, sub-stantially all profits or losses are allocated to the Partnership. In addition, generally amounts equal to certain expenses paid from capital contributions by the Partnership or venture partners are allocated to the contributing partner or partners.

INVESTMENT PROPERTIES

     RIVEREDGE PLACE BUILDING

     On December 23, 1997, the Partnership sold the RiverEdge Place Office Building for $26,600,000 less selling costs of approximately $428,000. Approximately $3,200,000 (which includes the $500,000 discussed below) of cash proceeds was received by the Partnership from the sale, net of closing costs and the payment of $23,026,518 of the outstanding mortgage principal and accrued interest on the loan secured by the Property pursuant to a previously agreed upon term sheet described below. The remaining approximately $2,600,000 of accrued interest was forgiven by the lender in conjunction with the sale. The accompanying financial statements for 1997 include $8,631,561 of gain on disposition of investment property and $2,559,460 of extraordinary gain of extinguishment of debt. The Partnership also had a gain of approximately $11,750,000 for Federal income tax purposes in 1997. In February 1998, the Partnership made a sales distribution totalling $4,436,037 (approximately $10 per Interest) related to the sale of the RiverEdge Place Building and prior undistributed sales proceeds.

     In 1992, the Property was 100% leased to an affiliate of the major tenant, First American Bank (the "Bank"), under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership and indicated that they were experiencing financial difficulties as a result of their substantial percentage of problem loans and the adverse impact of their much publicized affiliation with the Bank of Credit and Commerce International (BCCI). On June 23, 1992, the Partnership reached an agreement with the Bank and received $9,325,000 for the buy-out of the Bank's over-lease obligations. The $9,325,000 was concurrently remitted to the lender to reduce the mortgage note secured by the property. The Partnership ceased making monthly debt service payments effective July 1, 1992 and continued to seek to restructure the mortgage note. Prior to the sale, the lender and the Partnership agreed to a non-binding term sheet which allowed the Partnership to participate in proceeds from a sale of the Property. The term sheet stipulated that after payment of the remaining outstanding principal balance of approximately $18,166,000, the Partnership would receive $500,000 with any remaining sale proceeds allocated 60% to the lender (as a payment of previously accrued interest) and 40% to the Partnership. Additionally, pursuant to the term sheet, the Partnership agreed to remit to the lender all cash flow from operations of the Property commencing July 1, 1992 through the date of sale (approximately $6,350,000) as an additional payment on previously accrued interest.

     The mortgage note has been classified as a current liability in the accompanying consolidated financial statements at December 31, 1996.


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

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation. The accompanying consolidated financial statements for 1996 include $4,000,000 as a cumulative effect of an accounting change to record value impairment to reflect the then estimated fair value of the property, less costs to sell and $4,622,203 of extraordinary gain on extinguishment of debt upon the lender taking title to the property in March 1996. The Partnership also had a gain for Federal income tax purposes of approximately $1,324,000 in 1996.

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

     During April 1995, the Partnership received notice from the City which required submission of a report indicating the number of welded connections damaged and proposed repair procedures. Based upon the findings and cost estimates of independent structural engineers, it was estimated that the cost of making the necessary repairs would only be approximately $100,000. No amounts were paid prior to the lender taking title to the property. Accordingly, property operating expenses recorded in 1994 of $1 million have been reversed in the Partnership's 1995 consolidated financial statements.

     SPRINGBROOK SHOPPING CENTER

     The Springbrook Shopping Center was approximately 53% occupied at the end of 1996 and operated at a deficit in 1996. The Partnership decided not to commit significant additional amounts to the property and ceased making monthly debt service payments in June 1996. Accordingly, the mortgage loan with a scheduled maturity of April 1997 and a principal balance of $10,932,588 had been classified as a current liability at December 31, 1996. The property was classified as held for sale or disposition as of April 1, 1996, and therefore, the property was no longer subject to depreciation after such date. Also, commencing in June 1996, all net cash flow from the property was being escrowed with the lender. Principal and interest payments in arrears as of December 31, 1996 were approximately $323,000. As a result of the non-payment of debt service, the lender realized upon its security and took title, in January 1997, to the property in full satisfaction of the loan secured by the property. The Partnership recognized a gain for financial reporting purposes of $3,433,368 and a loss for Federal income tax purposes of $4,923,280 in 1997.

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

     As a result of the sale of the property in May 1996, the Partnership was obligated to pay an incentive management fee of approximately
$1,730,000, all of which was paid at December 31, 1997. The Partnership has reduced its recognized gain by the incentive fee.

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

     During 1990, the Partnership accepted non-interest bearing promissory notes totalling $2,325,000 as settlement for certain claims against the joint venture partner. As of December 31, 1997, the Partnership has received cash payments totalling $1,910,937 and scheduled payments are delinquent in the amount of $414,063. To preserve its legal rights, the Partnership issued notices of default in 1993 as no amounts have been collected since such date. The Partnership has recognized revenue on the settlement to the extent of the cash collected. There is no assurance that the remaining delinquent amounts will be collected.

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

The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $8,347,000) of the monthly cash flow paid from March 1993 to December 1997 above the 8% interest pay rate has been put into escrow for the payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. A portion of such funds are reserved for the payment of deferred interest and principal on the mortgage loan. Approximately $6,697,000 of the escrowed funds have been used to cover such costs. The remaining escrow balance of approximately $1,650,000 at December 31, 1997 is reflected in escrow deposits and restricted securities in the accompanying consolidated financial statements. Payments are made from the reserve amounts (none paid at December 31, 1997) if the reserve balance exceeds $2,120,000 at any time. The joint venture also was required to fund $500,000 into the reserve account in connection with the loan modification.

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

     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 (of which $2,745,058 relates to future lost rents and of which the unamortized amount of $1,515,928 is included in deferred income and other current liabilities in the accompanying consolidated financial statements as of December 31, 1997) as a lease amendment fee in June 1995 and guaranteed the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air will remain obligated for lease payments on approximately 55,000 square feet on the third and seventh floors under its original lease terms. It is currently attempting to sub-lease a portion of this space. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 used to pay for leasing costs associated with the Maxis lease, and (iii) $628,700 was placed into the reserve account.

     In 1995, the venture received approximately $1,410,000 in full settlement proceeds from a lawsuit filed against Dillingham, the general contractor of the property, and several of the subcontractors ($150,000 was received in 1994). The funds will generally be used for necessary building repairs. As of December 31, 1997, approximately $1,146,000 of the proceeds have been spent on necessary repairs with the remaining balance of approximately $377,000 included in accounts payable at December 31, 1997.

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 were issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. The joint venture partner is obligated to pay 40% of the amounts owed under the promissory notes and the Partnership is obligated to pay 60% of such amounts. During June 1995, June 1996, and July 1997, $70,701 of principal was paid and $43,336, $34,948 and $26,368 of interest, respectively, was paid to the tenant from cash flow generated from operations of the property. As of December 31, 1997, the outstanding balance of the notes was $149,032, which is included in other current liabilities and other liabilities.

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

     PIPER JAFFRAY TOWER

     In 1984, the Partnership acquired, through JMB/Piper, with C-XIV, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XIV, acquired the developer's interest in the OB Joint Venture. JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $110,458,000 and $95,764,000 at December 31, 1997 and 1996, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $96,127,000 is outstanding as of December 31, 1997. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1995, 1996 or 1997. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1995 and 1996 totalled $464,178 and $741,627, respectively. During 1997, excess cash flow generated under this agreement was $385,523 which is expected to be remitted to the lender during the second quarter of 1998. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The escrow balance as of December 31, 1997 is approximately $4,722,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1997, the manager has deferred approximately $3,852,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of Piper's share of sale or refinancing proceeds. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals will be payable from net sale or refinancing proceeds, if any.

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through
December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Therefore, during 1996 and 1997, interest expense of $10,250,000 was recognized at the loan's stated payment rate.
Additionally, based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including interest under the mortgage loan, is approximately $99,769,000 and $119,111,000 at December 31, 1997 and 1996,
respectively.    During 1997, JMB/Piper, on behalf of Piper, explored
refinancing alternatives with the underlying lender. The underlying lender indicated that it would not accept a discounted payoff of its loan, which would have been necessary to refinance it. Therefore, JMB/Piper is no longer pursuing refinancing alternatives.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were allocated 71% to the JMB/Piper and 29% to the venture partners during 1997, 1996 and 1995.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans are to be repaid out of net proceeds. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1997 is $529,262.

     The property was classified as held for sale or disposition as of September 30, 1997 in the accompanying financial statements and, therefore, was not subject to continuing depreciation.

     JMB/900

     In 1984, the Partnership acquired, through JMB/900, with C-XIV, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. The current partners of Progress Partners are PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 33-1/3% share of capital contributions.

     JMB/900 has made capital contributions to Progress Partners and certain payments to an affiliate of the developer, in the aggregate amount of $18,270,000, subject to the obligation to make additional capital contributions as described below.

     JMB/900 has also made a loan to PPI in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1995, 1996 and 1997). The source of funds from which PPI was expected to pay interest were the Guaranteed Payments, discussed below.

     The Progress Partners venture agreement provides that the venture is required to pay the Venture Partners a stated return of $3,285,000 per annum payable quarterly (the "Guaranteed Payments"). Generally, JMB/900 is required to contribute funds to the venture, to the extent net cash flow is not sufficient, to enable the venture to make the Guaranteed Payments. As a result of the lawsuit discussed below, such amounts have not been contributed by JMB/900 to pay the Venture Partners and interest has not been received by JMB/900 on the $20,000,000 loan discussed above.

     Under the terms of the Progress Partners' venture agreement, the Venture Partners are generally entitled to receive a non-cumulative preferred return of net cash flow (net after the $3,285,000 per annum Guaranteed Payments to the Venture Partners discussed above) of approximately $3,414,000 per annum, with any remaining net cash flow distributable 49% to JMB/900 and 51% to the Venture Partners.

     The Progress Partners venture agreement further provides that net sale or refinancing proceeds are distributable to JMB/900 and the Venture Partners, on a pro rata basis, in an amount equal to the sum of any deficiencies in the receipt of their respective cumulative preferred returns of net cash flow plus certain contributions to the venture made by JMB/900 to pay for the Venture Partners' Guaranteed Payments. Next, proceeds will be distributable to the Venture Partners in an amount equal to $20,000,000. JMB/900 is entitled to receive the next $21,000,000 and the Venture Partners will receive the next $42,700,000. Any remaining net proceeds are to be distributed 49% to JMB/900 and 51% to the Venture Partners. As discussed above, the $20,000,000 loan to the Venture Partners matures upon sale or refinancing (under certain conditions) of the property. The $20,000,000 distribution level to the Venture Partners would be used to pay off the $20,000,000 loan from JMB/900. Furthermore, to the extent that JMB/900 has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received.

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

    During the fourth quarter of 1996, The State of Maryland Deposit Insurance Fund Corporation (the "MDIFC") commenced an action against PPI and JRA to collect on a certain note receivable by foreclosing its security interest in PPI and JRA's interest in Progress Partners. The trial court in that action has entered summary judgment in favor of MDIFC for in excess of $6 million and authorized MDIFC to conduct a sale of PPI's and JRA's interest in Progress Partners. MDIFC then entered into an agreement with JMB/900 which provided that if MDIFC acquired those interests at the sale, MDIFC would convey those interests to JMB/900. MDIFC's scheduled sale was cancelled as a result of the bankruptcy filing of JRA and PPI discussed below. After the scheduled sale was cancelled, an affiliate of PPI purchased MDIFC's claims. As a result, there are no assurances that the agreement with MDIFC or its successor will be consummated.

     Concurrent with the lawsuit filed by the MDIFC, FDIC has filed two additional lawsuits against JMB/900, PPI, JRA, and other non-affiliated defendants, in an attempt, among other things, to obtain a legal resolution of competing claims made as to the interests in PC-900 and to challenge the consent given by JMB/900 in 1990 to allow MDIFC, in the event it acquired PPI and JRA's interest through foreclosure, to become a partner of Progress Partners. JMB/900 has been discussing a settlement with the FDIC in which JMB/900 would purchase the interest of the FDIC and/or PC-900 in Progress Partners. If a settlement is not achieved and the FDIC pursues these actions, JMB/900 intends to vigorously defend itself.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC.

Since the bankruptcy filing, an affiliate of PPI has effected a settlement with MDIFC by purchasing its claims. JMB/900 is presently pursuing its claims against the Venture Partners in the bankruptcy forum and is attempting to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners have threatened to assert claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denies that such claims are due and owing and contends that, in any event, such claims are offset by PPI's failure to pay interest on the $20 million loan discussed above in the amount of approximately $36 million. To the extent that JMB/900 is required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may be allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 may not be returned the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would create a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 has taken the position that to the extent that is has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received, but the Venture Partners have disputed this characterization.

     In 1994, JMB/900, on behalf of Progress Partners, successfully completed an extension to December 1, 2001 of its mortgage loan, which matured on December 1, 1994. Pursuant to the loan extension, net cash flow (as defined) after debt service and capital expenditures and after repayment of costs associated with and deposits made by Progress Partners in connection with the loan extension (totaling approximately $3,229,000 of which approximately $1,335,000 was advanced to Progress Partners by JMB/900) was paid into an escrow account controlled by the lender. Such escrow including interest earned thereon can be used by Progress Partners for releasing costs associated with leases which expire in 1999 and 2000 (approximately 240,000 square feet of space). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to the Progress Partners once 90% of such leased space has been renewed or released. As of July 1996, all of the amounts advanced by Progress Partners have been repaid to Progress Partners and subsequently distributed to JMB/900 (of which the Partnership's share was approximately $2,000,000).

The escrow balance at December 31, 1997 is approximately $4,658,000.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     WELLS FARGO CENTER - SOUTH TOWER

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

     The mortgage note secured by the property (with a balance of approximately $178,221,000 and accrued interest of approximately $1,488,000 as of December 31, 1997), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note secured by the property be extended to September 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The mortgage lender received a $2,000,000 extension fee paid by the venture partners in their ownership percentages (of which the Partnership's share was $650,000).

     The promissory note secured by the Partnership's interest in the joint venture matured December 1, 1994. The Partnership had been in discussion with the lender regarding an extension of the promissory note. The Partnership had ceased making debt service payments on the promissory note.

In the fourth quarter of 1996, the Partnership reached an agreement with the lender to modify the promissory note (with a principal balance of $22,750,000 and accrued interest of approximately $5,800,000 prior to modification). The Partnership's amended and restated promissory note has an adjusted principal balance of approximately $40,830,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the mortgage loan extension fee and a restructuring fee of approximately $11,600,000. The promissory note is due September 2003 and accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property.

     In conjunction with the note modifications, the South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed and the Partnership's 1997 share of income (approximately $286,000) has not been recognized as such amount is not considered realizable.

     At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the agreements make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the venture partners.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on certain mortgage obligations on November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note had been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building.

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share is $174,654.

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

     The NewPark Mall secured a mortgage note payable in the principal amount of $50,620,219 that was originally due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest were due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995. Interest on the note payable accrued at 8.75% per annum. On December 21, 1995, NewPark Associates obtained a new mortgage loan with an institutional lender. The new mortgage loan in the principal amount of $60,000,000 is due on December 31, 2000. The loan provides for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrues at 7.15% per annum.

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

     As a result of the acquisition by Federated Department Stores of the company which owned the Emporium Capwell store at NewPark, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received a lease termination fee of approximately $2,187,000, of which the Partnership's share was approximately $984,000.

     In response to uncertainty concerning the NewPark joint venture's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the NewPark joint venture expected to dispose of the property not later than 1999, the NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $3,780,000. Such provision was recorded to reduce the venture's carrying value of the investment property to the then estimated fair market value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

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

     260 FRANKLIN (Disposed 1/2/98)

     In May 1986, the Partnership, through the 260 Franklin joint venture partnership, acquired an interest in an office building in Boston, Massachusetts known as the 260 Franklin Street Building.

     The property was subject to a first mortgage loan in the original principal amount of approximately $75,000,000. 260 Franklin's original cash investment (exclusive of acquisition costs) was approximately $35,000,000 of which the Partnership's share was approximately $24,500,000.

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street is escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property was then managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by JMB in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property. Reference is made to the Notes to the Financial Statements of 260 Franklin Street Associates.

     The long-term mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin has been required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share was $105,000. The escrow account ($202,378 at December 31, 1997 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $5,045,000 used as of December 31, 1997) as defined. The balance of the escrowed funds remaining at December 31, 1997 was used for the payment of interest due to the lender as described above.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that the property submit net operating cash flow of the property to the lender. In addition, the lender had indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin entered negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. Effective January 1, 1998, the joint venture entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000.

     On January 2, 1998, 260 Franklin Street Associates disposed of, through a trust, the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin expects to recognize in 1998 a gain on sale of approximately $23,200,000, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $17,400,000, and an extraordinary gain on forgiveness of indebtedness of approximately $17,200,000 for financial reporting purposes, all of which will be included in the consolidated financial statements of the Partnership. In addition, 260 Franklin expects to recognize a gain of approximately $25,200,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $17,600,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

     The office market in the Financial District of Boston remains competitive due to the new office building developments and lay-offs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. Therefore, the Partnership and 260 Franklin venture recorded a provision for value impairment of $17,400,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income. Due to the lender negotiations described above, the property had been classified as held for sale or disposition as of July 1, 1997, and therefore, was not subject to continued depreciation after such date.

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

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds was utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $304,453 is reported as an extraordinary item in the 1996 Consolidated Financial Statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $551,000) was paid to the State of Georgia on behalf of the Holders of Interests for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $10,500,000 for financial reporting purposes for the year ended December 31, 1996 and a gain of approximately $17,500,000 for Federal income tax purposes in 1996. The Partnership made a distribution of $25 per Interest from its share of the net sales proceeds of this sale in May 1996. In 1997, the Partnership recognized a gain of approximately $269,000 for financial reporting purposes resulting from the liquidation of Villages Northeast.

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

     The net cash proceeds and gain from sale of the interest was allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance to the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,310 of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment, at March 31, 1995, the joint venture adopted the installment method for recognition of deferred gain. JMB/Owings recognized $787,942, $870,121 and $1,713,501 of deferred gain and $494,172, $527,237 and $1,501,936 of interest income for the years ended December 31, 1997, 1996 and 1995, respectively, of which the Partnership's share of deferred gain was $393,971, $435,060 and $856,750 and the Partnership's share of interest income was $247,086, $263,619 and $750,968, respectively.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                                    1997            1996
                                                ------------    -----------
13.875% mortgage note; secured by the
 RiverEdge Place Building; monthly
 payments of $302,821 were due through
 December 1, 1995; the outstanding
 balance of principal and accrued
 interest was due January 1, 1996;
 in default since July 1992, satisfied
 in 1997 at sale of the property . . . . . .    $     --         18,166,294

17.0% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003 . .     48,725,194      41,991,536

11.0% mortgage note (in default);
 secured by the 260 Franklin Street
 Building; monthly payments of
 interest only of $374,455 are due
 from June 1991 through January 1,
 1992, monthly payments of interest
 only of $499,273 are due from
 February 1, 1992 through December 1,

                                                    1997            1996
                                                ------------    -----------
 1995, the unpaid balance of
 approximately $74,891,013 plus
 unpaid accrued interest is due on
 January 1, 1998.  Additional interest
 payable upon maturity to provide
 an 11% return to lender and 60% of
 the greater of net sales or refinancing
 proceeds or appraised value, as
 defined, discharged in 1998 in
 conjunction with the assignment of
 title to the property to an
 affiliate of the lender . . . . . . . . . .     92,117,086      89,870,356

10.375% mortgage note; secured by the
 California Plaza Building; principal
 and interest payments of $525,136 were
 due monthly from February 1, 1992
 through December 1, 1996; the unpaid
 balance of principal and interest of
 approximately $56,673,315 was due on
 January 1, 1997; modified in December 1993
 to require interest only payments of
 $384,505 (8.00%) due monthly effective
 February 1993 through January 1, 2000;
 interest accrues at 10.375% through
 January 1, 2000 when the unpaid principal
 and interest is due . . . . . . . . . . . .     61,247,778      60,098,432

9.53% mortgage note (in default); secured
 by the Springbrook Shopping Center;
 monthly payments of interest only are
 required through May 1, 1995; principal
 and interest payments of $92,735 are due
 monthly from June 1, 1995 through April 1,
 1997; the unpaid balance of principal
 and interest of approximately $10,951,198
 was scheduled to be due on May 1, 1997,
 satisfied in January 1997 as the lender
 realized upon its collateral security . . .          --         10,932,588
                                                ------------   ------------

     Total debt. . . . . . . . . . . . . . .     202,090,058    221,059,206
     Less current portion
       of long-term debt . . . . . . . . . .      92,117,086    118,969,238
                                                ------------   ------------

     Total long-term debt. . . . . . . . . .    $109,972,972    102,089,968
                                                ============   ============

     Included in the above total long-term debt is $10,129,734 and $19,514,170 for 1997 and 1996, respectively, which represents interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

                    1998 . . . . . . .   $ 92,117,086
                    1999 . . . . . . .          --
                    2000 . . . . . . .     61,247,778
                    2001 . . . . . . .          --
                    2002 . . . . . . .          --

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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property by the Partnership of up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distribution being made, the Holders of Interests are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Holders of Interests have not yet received and are not expected to receive cash distributions of net sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. As of the date of this report, the General Partners have received net sale or refinancing proceeds aggregating $170,311.


MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager has acted or is acting as property manager of the 260 Franklin Street Building, the Dunwoody Crossing Apartments (through its sale in May 1996) and the RiverEdge Place Building (through its sale in December 1997) on the same terms that existed prior to the assignment of the management contracts. In connection with such transaction, an affiliate of the Corporate General Partner has previously guaranteed the payments to the successor manager of certain property management fees. As a result, property management fees for the 260 Franklin Street Building are being paid currently to the successor manager pursuant to the guarantee. In addition, the affiliated property manager has entered into a sub-management agreement with the successor for management of the 900 Third Avenue Building.


NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Additionally, it appears that the remaining principals guaranteeing the notes have little or no assets which the Partnership could pursue for collection. Therefore, it appears unlikely that any further amounts will be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) has been reflected in the accompanying consolidated financial statements at December 31, 1997 and 1996.

LEASES

     At December 31, 1997, the Partnership and its consolidated ventures' principal assets are two office buildings. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives until such time the property is considered held for sale or disposition at which time depreciation is no longer taken. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Cost or carrying value and accumulated depreciation of the leased assets are summarized as follows at December 31, 1997:

               Office buildings:
                 Cost or carrying value. . . . . .     $151,882,698
                 Accumulated depreciation. . . . .       56,276,386
                                                       ------------
                         Total . . . . . . . . . .     $ 95,606,312
                                                       ============

     Minimum lease payments, (excluding the 260 Franklin Street office building which was sold in January 1998), including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                    1998 . . . . . . . . . .      $ 5,911,823
                    1999 . . . . . . . . . .        5,648,641
                    2000 . . . . . . . . . .        5,304,971
                    2001 . . . . . . . . . .        3,299,126
                    2002 . . . . . . . . . .        2,310,334
                    Thereafter . . . . . . .        2,209,474
                                                  -----------
                        Total. . . . . . . .      $24,684,369
                                                  ===========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                              1997         1996      1995        1997
                            --------     -------   --------   ------------
Property management
 and leasing fees. . . . .  $  9,246      66,560    409,364     1,510,131
Insurance commissions. . .    15,019       9,330     34,148        --
Reimbursement (at cost)
 for accounting services .    18,963      11,760    191,026        7,420
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . .    52,248      89,867     88,673       11,647
Reimbursement (at cost)
 for legal services. . . .    15,008      17,775     17,883        2,911
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. .        77       --       207,711        --
                            --------     -------  ---------    ---------
                            $110,561     195,292    948,805    1,532,109
                            ========     =======  =========    =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $2,186,007 at December 31, 1997 and December 31, 1996, which consists of management fees and leasing commissions of $1,510,131 (included in the table above) and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

    The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of December 31, 1997 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount paid in 1997 was $40,587.

     During 1994 and 1993, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such assignment, JMB Realty Corporation ("JMB") guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin property in 1995. Beginning in January 1996, the unaffiliated property manager is being paid management fees by the property. As of December 31, 1997, $1,510,131 of management and leasing fees were unpaid.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for Wells Fargo Center - South Tower, JMB/Piper, JMB/Piper II and JMB/900, for the years ended 1997 and 1996 follows:
                                            1997              1996
                                        ------------      ------------

Current assets . . . . . . . . . . .    $ 23,287,185        17,459,859
Current liabilities. . . . . . . . .     (16,569,351)      (15,433,192)
                                        ------------      ------------
    Working capital (deficit). . . .       6,717,834         2,026,667
                                        ------------      ------------
Other assets . . . . . . . . . . . .      47,147,715        50,683,300
Deferred expenses. . . . . . . . . .       5,533,720         5,955,360
Investment properties, net . . . . .     294,054,919       305,457,813
Other liabilities. . . . . . . . . .      (2,820,441)       (6,116,980)
Long-term debt . . . . . . . . . . .    (364,925,620)     (393,926,331)
Venture partners' equity . . . . . .       5,859,891        18,323,819
                                        ------------      ------------
    Partnership's capital (deficit).    $ (8,431,982)      (17,596,352)
                                        ============      ============
Represented by:
  Invested capital . . . . . . . . .    $148,108,615       148,108,615
  Cumulative distributions . . . . .     (49,903,117)      (49,903,117)
  Cumulative losses. . . . . . . . .    (106,637,480)     (115,801,850)
                                        ------------      ------------
                                        $ (8,431,982)      (17,596,352)
                                        ============      ============
Total income . . . . . . . . . . . .    $ 87,541,408        88,175,915
Expenses applicable to
  operating loss . . . . . . . . . .      66,800,486        91,621,900
                                        ------------      ------------
Operating loss . . . . . . . . . . .      20,740,922        (3,445,985)
                                        ------------      ------------
Net earnings (loss). . . . . . . . .    $ 20,740,922        (3,445,985)
                                        ============      ============

     The total income, expenses applicable to operating loss and net income
(loss) for the above ventures for the year ended December 31, 1995 were $86,827,114, $100,056,848 and $(11,516,223), respectively.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's 1997 share of income from Wells Fargo Center - South Tower (approximately $286,000) has not been recognized as such amount is not considered realizable.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV                    SCHEDULE III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1997
                                                                  COSTS
                                                               CAPITALIZED
                                      INITIAL COST TO         SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                                      PARTNERSHIP (A)        TO ACQUISITION           AT CLOSE OF PERIOD (B)
                                 --------------------------  --------------------------------------------------------
                                  LAND AND      BUILDINGS       LAND AND         LAND AND    BUILDINGS
                                  LEASEHOLD       AND         BUILDINGS AND     LEASEHOLD       AND
DESCRIPTION        ENCUMBRANCE    INTERESTS    IMPROVEMENTS   IMPROVEMENTS       INTEREST   IMPROVEMENTS     TOTAL
-----------       ------------   -----------   ------------   -------------     ----------  ------------  -----------
OFFICE BLDGS:

260 Franklin Street
 Boston, Massac-                                                    (E)
 husetts (D) . . .  92,117,086     8,169,209     97,607,593    (22,851,658)      5,501,887    77,423,257   82,925,144


                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV        SCHEDULE III - CONTINUED
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1997
                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                          INCOME              1997
                                  ACCUMULATED              DATE OF         DATE         STATEMENT         REAL ESTATE
                                 DEPRECIATION(H)        CONSTRUCTION     ACQUIRED     IS COMPUTED (C)        TAXES
                                ----------------        ------------    ----------    ---------------     -----------
OFFICE BUILDINGS:

 260 Franklin Street
  Boston, Massachusetts
  (D). . . . . . . . . . . . .        32,953,960            1985          05/21/86         5-30 years       2,276,824


                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV        SCHEDULE III - CONTINUED
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1997
                                                                  COSTS
                                                               CAPITALIZED
                                      INITIAL COST TO         SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                                      PARTNERSHIP (A)        TO ACQUISITION           AT CLOSE OF PERIOD (B)
                                 --------------------------  --------------------------------------------------------
                                  LAND AND      BUILDINGS       LAND AND         LAND AND    BUILDINGS
                                  LEASEHOLD       AND         BUILDINGS AND     LEASEHOLD       AND
                   ENCUMBRANCE    INTERESTS    IMPROVEMENTS   IMPROVEMENTS       INTEREST   IMPROVEMENTS     TOTAL
                  ------------   -----------   ------------   -------------     ----------  ------------  -----------

California Plaza
 Walnut Creek,                                                       (F)
 California (D). .  61,247,778     6,010,604     62,029,222         917,728      5,132,408    63,825,146   68,957,554
                  ------------    ----------    -----------    -----------      ----------   -----------  -----------
    Total. . . . .$153,364,864    14,179,813    159,636,815    (21,933,930)     10,634,295   141,248,403  151,882,698
                  ============    ==========    ===========    ===========      ==========   ===========  ===========

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV        SCHEDULE III - CONTINUED
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   DECEMBER 31, 1997

                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                         INCOME               1997
                                  ACCUMULATED              DATE OF         DATE         STATEMENT         REAL ESTATE
                                 DEPRECIATION(H)        CONSTRUCTION     ACQUIRED    IS COMPUTED (C)         TAXES
                                ----------------        ------------    ----------    ---------------     -----------
California Plaza
 Walnut Creek,
 California (D). . . . . . . .        23,322,426            1985          06/30/86         5-30 years         538,356
                                     -----------                                                            ---------
    Total. . . . . . . . . . .        56,276,386                                                            2,815,180
                                     ===========                                                            =========

Notes:
      (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
      (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was
           $175,794,843.
      (C)  Certain of the Partnership's investment properties have been classified as held for sale or disposition during 1996 and 1997 as more fully described in the Notes.
      (D)  Properties owned and operated by joint venture.
      (E)  In 1990 and 1996, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $17,120,734 and $17,400,000, respectively.
      (F)  In 1996, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $7,200,000.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV      SCHEDULE III - CONTINUED
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1997

     (G)  Reconciliation of real estate owned as of December 31, 1997, 1996 and 1995:

                                                                        1997            1996             1995
                                                                    ------------     -----------     -----------
      Balance at beginning of period . . . . . . . . . . . . . . .  $187,262,501     334,836,768     367,553,814
      Additions during period. . . . . . . . . . . . . . . . . . .     3,524,500       2,011,678         872,103
      Provisions for value impairment. . . . . . . . . . . . . . .         --        (49,528,382)           --
      Sales and dispositions during period . . . . . . . . . . . .   (38,904,303)   (100,057,563)    (33,589,149)
                                                                    ------------     -----------     -----------

      Balance at end of period . . . . . . . . . . . . . . . . . .  $151,882,698     187,262,501     334,836,768
                                                                    ============     ===========     ===========

(H)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . . . . . .  $ 68,586,254     104,766,634     106,168,986
      Depreciation expense . . . . . . . . . . . . . . . . . . . .     1,187,772       5,413,953      10,440,946
      Sales and dispositions during period . . . . . . . . . . . .   (13,497,640)    (41,594,333)    (11,843,298)
                                                                    ------------     -----------     -----------

      Balance at end of period . . . . . . . . . . . . . . . . . .  $ 56,276,386      68,586,254     104,766,634
                                                                    ============     ===========     ===========


                       INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV:

     We have audited the combined financial statements of JMB/Piper I Associates ("JMB/Piper") and JMB/Piper II Associates ("JMB/Piper II"), unconsolidated ventures of Carlyle Real Estate Limited Partnership - XV ("Partnership") as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the combined financial statement schedule listed in the accompanying index. These combined financial statements and combined financial statement schedule are the responsibility of the General Partners of the Partnership.

Our responsibility is to express an opinion on these combined financial statements and combined financial statement schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of JMB/Piper and JMB/Piper II, unconsolidated ventures of Carlyle Real Estate Limited Partnership - XV as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                     (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                              COMBINED BALANCE SHEETS

                                            DECEMBER 31, 1997 AND 1996

                                                      ASSETS
                                                      ------
                                                                                 1997               1996
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $   733,133            73,641
  Rents and other receivables, net of allowances
    for doubtful accounts of approximately $209,421
    and $142,812 for 1997 and 1996, respectively . . . . . . . . . . . .          163,356           (35,672)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           55,276            55,276
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,721,865         3,933,246
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        5,673,630         4,026,491
                                                                             ------------       -----------
Investment property - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            4,766,320
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .            --          112,068,994
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .            --          (46,882,483)
                                                                             ------------       -----------
          Total property held for investment,
            net of accumulated depreciation. . . . . . . . . . . . . . .            --           69,952,831
                                                                             ------------       -----------
  Property held for sale or disposition. . . . . . . . . . . . . . . . .       67,644,328             --
                                                                             ------------       -----------
          Total investment property. . . . . . . . . . . . . . . . . . .       67,644,328        69,952,831
                                                                             ------------       -----------
Venture partners' deficit in ventures. . . . . . . . . . . . . . . . . .       21,325,813        20,198,437
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          528,452           621,095
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,755,023         1,968,673
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .        1,928,536         2,852,703
                                                                             ------------       -----------
                                                                             $ 98,855,782        99,620,230
                                                                             ============       ===========






                                JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                     (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                        COMBINED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                 1997               1996
                                                                             ------------       -----------
Current liabilities:
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .     $  4,338,264         4,421,610
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,414,041         3,565,144
  Long-term debt - principal reduction accrual . . . . . . . . . . . . .          385,523           741,627
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,915             8,295
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .       10,158,743         8,736,676
                                                                             ------------       -----------
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           10,311             8,406
Long-term debt - accrued contingent interest . . . . . . . . . . . . . .        3,642,763        22,242,763
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .       95,741,149        96,126,672

Commitments and contingencies
                                                                             ------------       -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .      109,552,966       127,114,517
                                                                             ------------       -----------
Partners' capital accounts:
  Carlyle-XV:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .       32,536,784        32,536,784
    Cumulative income (loss) . . . . . . . . . . . . . . . . . . . . . .      (23,655,536)      (32,054,087)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (14,225,051)      (14,225,051)
                                                                             ------------       -----------
                                                                               (5,343,803)      (13,742,354)
                                                                             ------------       -----------
  Venture Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .       32,527,205        32,527,205
    Cumulative income (loss) . . . . . . . . . . . . . . . . . . . . . .      (23,655,535)      (32,054,087)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (14,225,051)      (14,225,051)
                                                                             ------------       -----------
                                                                               (5,353,381)      (13,751,933)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .      (10,697,184)      (27,494,287)
                                                                             ------------       -----------

                                                                             $ 98,855,782        99,620,230
                                                                             ============       ===========


                                  See accompanying notes to financial statements.

                                JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                     (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                         COMBINED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997             1996              1995
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $ 21,418,528       20,516,724        19,826,931
  Interest income. . . . . . . . . . . . . . . . . . .           99,316          108,233           123,917
                                                           ------------     ------------      ------------
                                                             21,517,844       20,624,957        19,950,848
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .       10,250,000       10,250,000        15,907,143
  Depreciation . . . . . . . . . . . . . . . . . . . .        2,647,695        3,524,730         3,514,561
  Property operating expenses. . . . . . . . . . . . .       11,293,964       11,183,021        10,039,372
  Amortization of deferred expenses. . . . . . . . . .          256,458          334,116           369,317
  Reversal of accrued contingent interest. . . . . . .      (18,600,000)           --                --
                                                           ------------     ------------      ------------
                                                              5,848,117       25,291,867        29,830,393
                                                           ------------     ------------      ------------

                                                             15,669,727       (4,666,910)       (9,879,545)
Venture partners' share of ventures' operations. . . .        1,127,376        1,498,601         1,508,363
                                                           ------------     ------------      ------------

          Net earnings (loss). . . . . . . . . . . . .     $ 16,797,103       (3,168,309)       (8,371,182)
                                                           ============     ============      ============














                                  See accompanying notes to financial statements.

                                   JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                        (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                    COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                              VENTURE
                                                            CARLYLE-XV        PARTNERS            TOTAL
                                                           ------------      -----------       -----------
Balance at December 31, 1994 . . . . . . . . . . . . .     $ (7,710,109)      (7,719,687)      (15,429,796)

Capital contributions. . . . . . . . . . . . . . . . .          505,000          505,000         1,010,000
Net earnings (loss). . . . . . . . . . . . . . . . . .       (4,185,591)      (4,185,591)       (8,371,182)
                                                           ------------      -----------       -----------

Balance at December 31, 1995 . . . . . . . . . . . . .      (11,390,700)     (11,400,278)      (22,790,978)

Cash distributions . . . . . . . . . . . . . . . . . .         (767,500)        (767,500)       (1,535,000)
Net earnings (loss). . . . . . . . . . . . . . . . . .       (1,584,154)      (1,584,155)       (3,168,309)
                                                           ------------      -----------       -----------

Balance at December 31, 1996 . . . . . . . . . . . . .      (13,742,354)     (13,751,933)      (27,494,287)

Net earnings (loss). . . . . . . . . . . . . . . . . .        8,398,551        8,398,552        16,797,103
                                                           ------------      -----------       -----------

Balance at December 31, 1997 . . . . . . . . . . . . .     $ (5,343,803)      (5,353,381)      (10,697,184)
                                                           ============      ===========       ===========















                                     See accompanying notes to financial statements.

                                   JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                        (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                     COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                1997            1996               1995
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $16,797,103       (3,168,309)       (8,371,182)
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .        2,647,695        3,524,730         3,514,561
    Amortization of deferred expenses. . . . . . . . .          256,458          334,116           369,317
    Venture partners' share of ventures' operations. .       (1,127,376)      (1,498,601)       (1,508,363)
    Changes in:
     Rents and other receivables,net . . . . . . . . .         (199,028)         (54,775)          (82,442)
     Accrued rents receivable. . . . . . . . . . . . .          924,167          927,230           690,986
     Accounts payable. . . . . . . . . . . . . . . . .        1,848,897          822,873           759,824
     Accrued real estate taxes . . . . . . . . . . . .          (83,346)       1,022,046           174,345
     Long-term debt - accrued contingent interest. . .      (18,600,000)        (854,167)        5,708,278
     Unearned rents. . . . . . . . . . . . . . . . . .           12,620          (93,194)           89,150
     Tenant security deposits. . . . . . . . . . . . .            1,905           (4,294)            8,588
     Escrow deposits . . . . . . . . . . . . . . . . .         (788,619)        (790,109)         (681,685)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .        1,690,476          167,546           671,377
                                                           ------------      -----------       -----------
Cash flows from investing activities:
  Additions to investment property . . . . . . . . . .         (339,192)        (364,545)         (318,174)
  Payments on notes receivable . . . . . . . . . . . .           92,643           94,121            86,308
  Payment of deferred expenses . . . . . . . . . . . .          (42,808)         (17,221)          (51,384)
                                                           ------------      -----------       -----------
          Net cash used in investing activities. . . .         (289,357)        (287,645)         (283,250)
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .         (741,627)        (464,178)         (353,251)
  Cash contributions from Carlyle-XV . . . . . . . . .            --               --              505,000
  Cash distributions to Carlyle-XV . . . . . . . . . .            --            (767,500)            --
  Cash contributions from venture partners . . . . . .            --               --              505,000
  Cash distributions to venture partners . . . . . . .            --            (767,500)            --
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .         (741,627)      (1,999,178)          656,749
                                                           ------------      -----------       -----------





                                    JMB/PIPER ASSOCIATES AND JMB/PIPER II ASSOCIATES
                        (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                      COMBINED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1997            1996               1995
                                                           ------------      -----------       -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .          659,492       (2,119,277)        1,044,876

          Cash and cash equivalents,
            beginning of the year. . . . . . . . . . .           73,641        2,192,918         1,148,042
                                                           ------------      -----------       -----------
          Cash and cash equivalents,
            end of the year. . . . . . . . . . . . . .     $    733,133           73,641         2,192,918
                                                           ============      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .     $ 10,250,000       11,104,167        10,198,865
                                                           ============      ===========       ===========



























                                     See accompanying notes to financial statements.

            JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                        (UNCONSOLIDATED VENTURES OF
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                  NOTES TO COMBINED FINANCIAL STATEMENTS

                     December 31, 1997, 1996 and 1995


OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint ventures, JMB/Piper Associates ("JMB/Piper") and JMB/Piper II Associates ("JMB/Piper II"), in which Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV" or "Partnership") owns a direct interest.

     JMB/Piper holds a majority interest in OB/Joint Venture II Limited Partnership which, in turn with unaffiliated partners, owns a majority interest in 222 S. Ninth Street Limited Partnership ("222 South"). 222 South owns a commercial office building ("Piper Jaffray Tower") in downtown Minneapolis, Minnesota. JMB/Piper also holds a majority interest in OB/Joint Venture I Limited Partnership ("OB/I") with JMB/Piper II holding the other minority interest. OB/I owns the land underlying 222 South's office building. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate. All transactions between the combined ventures have been eliminated in the combined financial statements.

     The preparation of financial statements in accordance with GAAP requires the Venture to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     JMB/Piper and JMB/Piper II have classified Piper Jaffray Tower as held for sale as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond that date.

     The accounting policies of the JMB/Piper and JMB/Piper II are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.

VENTURE AGREEMENT

     A description of the venture agreement is contained in the Notes to Consolidated Financial Statements of Carlyle-XV. Such note is hereby incorporated herein by reference.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                    1997          1996
                                                -----------    ----------
10.5% per annum mortgage note; secured by
 Piper Jaffray Tower; payable in monthly
 installments of interest only of $854,167
 until maturity in January 2020. . . . . . .    $96,126,672    96,868,299

      Less long-term debt
        principal reduction. . . . . . . . .        385,523       741,627
                                                -----------    ----------
      Total long-term debt . . . . . . . . .    $95,741,149    96,126,672
                                                ===========    ==========

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $96,127,000 is outstanding as of December 31, 1997. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1995, 1996 or 1997. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1995 and 1996 totalled $464,178 and $741,627, respectively. During 1997, excess cash flow generated under this agreement was $385,523 which is expected to be remitted to the lender during the second quarter of 1998.

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Therefore, during 1996 and 1997, interest expense of $10,250,000 was recognized at the loan's stated payment rate.
Additionally, based on JMB/Piper's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness including interest under the mortgage loan is approximately $99,769,000 and $119,111,000 at December 31, 1997 and 1996, respectively.


LEASES - As Property Lessor

     At December 31, 1997, JMB/Piper and JMB/Piper II's principal asset is an office building. JMB/Piper and JMB/Piper II has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. A substantial portion of the ability of the office tenants at Piper Jaffray Tower to honor their leases is dependent upon the office economic sector.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                    1998 . . . . . . . . . .      $10,981,448
                    1999 . . . . . . . . . .       10,971,855
                    2000 . . . . . . . . . .        5,722,682
                    2001 . . . . . . . . . .        3,864,448
                    2002 . . . . . . . . . .        3,482,907
                    Thereafter . . . . . . .        5,344,847
                                                  -----------
                                                  $40,368,187
                                                  ===========

                                                                                                 SCHEDULE III

                                JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                     (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                 COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1997



                                                             COSTS
                                                          CAPITALIZED
                                   INITIAL COST            SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                  TO VENTURE (A)        TO ACQUISITION                AT CLOSE OF PERIOD (B)
                             -------------------------   --------------      ------------------------------------
                                           BUILDINGS         LAND,                       BUILDINGS
                ENCUMBRANCE                  AND         BUILDINGS AND                      AND
                    (C)          LAND     IMPROVEMENTS   IMPROVEMENTS          LAND     IMPROVEMENTS    TOTAL (D)
                -----------   ----------- ------------  ---------------     ----------  ------------  -----------
OFFICE BUILDING:
 Piper Jaffray
  Tower
  Minneapolis,
  Minnesota.    $96,126,672    4,400,998    96,546,781       16,226,727      4,766,320   112,408,186  117,174,506
                ===========   ===========   ==========       ==========     ==========   ===========  ===========


                                                                                                 SCHEDULE III

                                JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                     (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                 COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1997

                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1997
                                     ACCUMULATED             DATE OF      DATE         OPERATIONS     REAL ESTATE
                                   DEPRECIATION (E)       CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                   ----------------       ------------ ----------   ---------------   -----------
OFFICE BUILDING:
 Piper Jaffray
  Tower
  Minneapolis,
  Minnesota. . . . . . . . . . . . .     49,530,178           12/84         12/84      5 - 30 years     4,263,895
                                        ===========                                                     =========

Notes:

   (A) The initial cost to JMB/Piper and JMB/Piper II represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

   (B) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $105,968,000.

   (C) Amounts disclosed exclude accrued contingent interest.


                                                                                                 SCHEDULE III

                                JMB/PIPER I ASSOCIATES AND JMB/PIPER II ASSOCIATES
                     (UNCONSOLIDATED VENTURES OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV)

                                 COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1997

       (D)  Reconciliation of real estate owned:
                                                                1997              1996               1995
                                                            ------------      ------------      ------------

      Balance at beginning of period . . . . . . . . . .    $116,835,314       116,470,769       116,152,595
      Additions during period. . . . . . . . . . . . . .         339,192           364,545           318,174
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $117,174,506       116,835,314       116,470,769
                                                            ============      ============      ============

       (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .    $ 46,882,483        43,357,753        39,843,192
      Depreciation expense . . . . . . . . . . . . . . .       2,647,695         3,524,730         3,514,561
                                                            ------------      ------------      ------------
      Balance at end of period . . . . . . . . . . . . .    $ 49,530,178        46,882,483        43,357,753
                                                            ============      ============      ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal year 1997 and 1996.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partner-ships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Advisors, Inc., the general partner of JMB/125. Reference is made to the Notes.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust, and a director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, the General Partners received no distributions. The General Partners received a share of Partnership profits for tax purposes aggregating $3,294,084 in 1997.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Affiliates of the Corporate General Partner provided property management services in 1997 for one investment property, Springbrook Shopping Center (prior to the transfer of title to the lender in January
1997). Such affiliates earned property management and leasing fees amounting to $9,246 in 1997, all of which were paid as of December 31, 1997.

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

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $2,186,007 at December 31, 1997 and December 31, 1996, which consists of management fees and leasing commissions of $1,510,131 and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods. Effective October 1, 1993, the Partnership and its consolidated ventures began paying property management and leasing fees on a current basis. The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of December 31, 1997 (of which the Partnership's share is approximately $919,500).

     In December 1994, the affiliated manager sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such assignment, JMB Realty Corporation ("JMB") guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin Street property in 1995. Beginning in January 1996, the unaffiliated property manager is being paid management fees by the property. As of December 31, 1997, $1,510,131 of management and leasing fees were unpaid of which $331,811 represents the amount JMB is entitled to as a result of JMB paying the management fees to the unaffiliated third party manager pursuant to the guarantee.

     JMB Insurance Agency, Inc., affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $15,019 in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, $77 such out-of-pocket expenses were incurred by the General Partner all of which were paid as of December 31, 1997.

     Additionally, the General Partners are also entitled to reimbursements of salaries for administrative, legal, accounting and portfolio management services. Such costs for 1997 were $86,219, of which $21,978 was unpaid as of December 31, 1997. Reference is made to the Notes.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which required the Partnership to make monthly payments to such company. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount paid in 1997 was $40,587.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                         NAME OF                              AMOUNT AND NATURE
                         BENEFICIAL                           OF BENEFICIAL                          PERCENT
TITLE OF CLASS           OWNER                                OWNERSHIP                              OF CLASS
--------------           ----------                           -----------------                      --------
Limited Partnership
Interests and Assignee
Interests therein        JMB Realty Corporation               25 Interests (1)                       Less than 1%

Limited Partnership      Corporate General Partner,           31.43852 Interests                     Less than 1%
Interests and Assignee   its officers and                     (1)(2)(3)
Interests therein        directors and the
                         Associate General
                         Partner as a group

----------

     (1)  Includes 20 Interests owned directly by JMB and 5 Interests owned by the Initial Limited Partner of the
Partnership for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes 4.7578 Interests owned by an officer for which such officer has sole investment and voting power as to such Interests so owned.

     (3)  Includes 1.68072 Interests owned by an estate for which an officer acts as co-executor and is deemed to have shared voting and investment power with respect to such Interests.

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

                 3-B.   Acknowledgement of rights and duties of the
General Partners of the Partnership between ABPP Associates, L.P. (a Successor Associated General Partner of the Partnership), and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report on Form 10-Q (File No. 0-1611) for September 30, 1996 dated November 8, 1996.

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

                 4-D.   Documents relating to the modification and
extension of the mortgage loan secured by Wells Fargo-South Tower are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 4-E.   Amended and restated promissory note between Wells
Fargo Bank and the Partnership is hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 4-F.   Loan modification agreement of Wells Fargo Bank is
hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 4-G.   Documents relating to the third mortgage
modification and extension agreement secured by the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

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

                 10-R.* Modification to Reserve Escrow Agreement dated December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 10-S. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street building dated May 22, 1997 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-016111) dated August 8, 1997.

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

       (b) The following report on Form 8-K has been filed since the beginning of the last quarter of the period covered by this report.

            The Partnership's Report on Form 8-K (File No. 0-16111) for December 23, 1997 (describing the sale of the RiverEdge Place Office Building) was filed. This report was dated January 7, 1998 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item 7).

       No annual report for the fiscal year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  By:    JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                  By:    Gailen J. Hull
                         Senior Vice President
                  Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                  By:    Judd D. Malkin, Chairman and
                         Chief Financial Officer
                  Date:  March 25, 1998

                         NEIL G. BLUHM*
                  By:    Neil G. Bluhm, President and Director
                  Date:  March 25, 1998

                         H. RIGEL BARBER*
                  By:    H. Rigel Barber, Chief Executive Officer
                  Date:  March 25, 1998

                         GLENN E. EMIG*
                  By:    Glenn E. Emig, Chief Operating Officer
                  Date:  March 25, 1998


                         GAILEN J. HULL
                  By:    Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                  Date:  March 25, 1998

                         A. LEE SACKS*
                  By:    A. Lee Sacks, Director
                  Date:  March 25, 1998

                         STUART C. NATHAN*
                  By:    Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:  March 25, 1998


                  *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                  By:    Gailen J. Hull, Attorney-in-Fact
                  Date:  March 25, 1998

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

3-B.       Acknowledgement of Rights and
           Dates of General Partners                 Yes

4-A.       Assignment Agreement, included as         Yes
           Exhibit B to the Partnership's
           Prospectus dated July 5, 1985.

4-B.       Documents relating to the modification
           of the mortgage loan secured by
           the 260 Franklin Street Building          Yes

4-C.       Documents relating to the modification
           of the mortgage loan secured by
           NewPark Mall                              Yes

4-D.       Documents relating to the modifica-
           tion and extension of the mortgage
           loan secured by Wells Fargo-
           South Tower                               Yes

4-E.       Amended and restated promissory
           note of Wells Fargo Bank                  Yes

4-F.       Loan modification agreement of
           Wells Fargo Bank                          Yes

4-G.       Documents relating to the third
           mortgage modification and extension
           agreement secured by the 260 Franklin
           Street Building                           Yes

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

10-Q.      Documents relating to the operating
           agreement of Maguire Thomas Partners-
           South Tower, L.L.C.                       Yes

10-R.      Modification to Reserve Escrow
           Agreement dated December 4,
           1996 relating to the 260 Franklin
           Street Building                           Yes

10-S.      Modification to Reserve Escrow
           Agreement dated May 22, 1997 relating
           to 260 Franklin Street Building           Yes

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No

27.        Financial Data Schedule                    No


           -------------------