Form 10-K405/A
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1998-04-27
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                                  PART II

       Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.
                  Pages 14 through 23

       Item 8.    Financial Statements and Supplementary Data.
                  Pages 24 through 79


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



Dated:  April 24, 1998

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

     The Partnership and its consolidated ventures have currently budgeted in 1998 approximately $866,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $1,999,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership may also use a portion of its working capital to pay a portion of the costs for a possible refinancing or modification of the loan secured by the Piper Jaffray Tower (discussed below). The source of capital for such items and for both short-term and long-term future liquidity requirements is expected to be primarily through net cash generated by the Partnership's investment properties, and through the sale of such investments, as well as cash and certain escrowed accounts currently held. However, most of the Partnership's investment properties are either restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications or are currently experiencing deficits. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the property specific concerns discussed below, the Partnership currently considers only the 900 Third Avenue, California Plaza and NewPark Mall investment properties to be potential significant sources of future cash generated from sales.

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

     During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. The lender has indicated that it is not willing to accept a discounted payoff of its loan, which would be necessary to refinance it. However, JMB/Piper intends to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives. Any refinancing or modification of the loan is expected to require a payment by Piper to reduce the outstanding principal and/or accrued interest on the loan. However, the Partnership will not contribute its share of funds for such purpose unless, among other things, the Partnership believes that upon sale of the property the Partnership will receive a return of such funds and a reasonable rate of return thereon. There is no assurance that any refinancing or modification of the loan will be obtained.

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

     Furthermore, repayment of the loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. During 1996 and 1997, interest expense of $10,250,000 was recognized at the loan's stated payment rate. Additionally, based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including interest under the mortgage loan, is approximately $99,769,000 and $119,111,000 at December 31, 1997 and 1996, respectively. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. The lender has indicated that it is not willing to accept a discounted payoff of its loan, which would be necessary to refinance it. However, JMB/Piper intends to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives. Any refinancing or modification of the loan is expected to require a payment by Piper to reduce the outstanding principal and/or accrued interest on the loan. However, the Partnership will not contribute its share of funds for such purpose unless, among other things, the Partnership believes that upon sale of the property the Partnership will receive a return of such funds and a reasonable rate of return thereon. There is no assurance that any refinancing or modification of the loan will be obtained.

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
