Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1998-05-15
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                             Commission file #0-16111




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 21,143,932     24,992,726
  Interest, rents and other receivables . . . . . . . . . . . . . . .           440,805        466,396
  Escrow deposits and restricted securities . . . . . . . . . . . . .         2,254,399      1,884,326
  Other restricted securities . . . . . . . . . . . . . . . . . . . .             --           131,318
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        23,839,136     27,474,766
                                                                           ------------   ------------
    Properties held for sale or disposition . . . . . . . . . . . . .        45,730,726     95,606,312
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .        16,574,875     16,908,786
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,393,200      2,016,887
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,328,261      3,731,258
                                                                           ------------   ------------
                                                                           $ 89,866,198    145,738,009
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        92,117,086
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         2,487,877      3,169,406
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .            13,412        639,533
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           159,131          --
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .           639,554        639,554
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,299,974     96,565,579

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           303,809        385,888
Investment in unconsolidated ventures, at equity. . . . . . . . . . .         6,125,845      5,800,180
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .           901,362      1,024,276
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           501,129        361,129
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       112,027,345    109,972,972
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       123,159,464    214,110,024

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (19,631,709)   (19,989,556)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,020,769)    (1,020,769)
                                                                           ------------   ------------
                                                                            (20,632,478)   (20,990,325)
                                                                           ------------   ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED
                     -----------------------------------------------------------------


                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------

   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (351,112,405)  (390,285,344)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (46,527,064)   (42,075,027)
                                                                           ------------   ------------
                                                                            (12,660,788)   (47,381,690)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (33,293,266)   (68,372,015)
                                                                           ------------   ------------
                                                                           $ 89,866,198    145,738,009
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,447,456      5,630,244
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      323,855        359,159
                                                                             -----------    -----------
                                                                               2,771,311      5,989,403
                                                                             -----------    -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    3,170,114      6,068,482
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           534,060
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      857,412      2,447,180
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .      165,374        180,812
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .      121,628        164,484
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      316,161        205,517
                                                                             -----------    -----------
                                                                               4,630,689      9,600,535
                                                                             -----------    -----------
                                                                              (1,859,378)    (3,611,132)

Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . . . . . . . . . . . . . .      196,425       (327,697)
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      414,242          --
                                                                             -----------    -----------
        Earnings (loss) before gains on sale or
          disposition of investment properties. . . . . . . . . . . . . . .   (1,248,711)    (3,938,829)






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                1998            1997
                                                                            ------------    -----------
Gain on sale of interest in unconsolidated venture. . . . . . . . . . . . .      115,511         70,290
Gain on disposition of investment property. . . . . . . . . . . . . . . . .   23,212,184          --
                                                                            ------------     ----------
        Earnings (loss) before extraordinary items. . . . . . . . . . . . .   22,078,984     (3,868,539)
                                                                            ------------    -----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . . . . . . . . . . . . . . .   17,451,802      3,433,368
                                                                            ------------    -----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . $ 39,530,786       (435,171)
                                                                            ============    ===========
        Net earnings (loss) per limited partnership interest:
          Earnings (loss) before gains on sale or disposition
            of investment properties. . . . . . . . . . . . . . . . . . . . $      (2.70)         (8.52)
          Gain on sale of interests in unconsolidated venture . . . . . . .          .26            .16
          Net gain on disposition of investment property. . . . . . . . . .        51.80          --
          Extraordinary items . . . . . . . . . . . . . . . . . . . . . . .        38.95           7.66
                                                                            ------------     ----------
                                                                            $      88.31           (.70)
                                                                            ============     ==========
        Cash distributions per limited partnership interest . . . . . . . . $      10.04          --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 39,530,786       (435,171)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           534,060
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      121,628        164,484
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    2,054,373      2,584,488
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .     (196,425)       327,697
    Venture partner's share of ventures' operations, gain on sale
      or disposition of investment properties and extraordinary items . . .     (414,242)         --
    Gain on sale of Partnership's investments in unconsolidated ventures. .     (115,511)       (70,290)
    Total gain on disposition of investment property. . . . . . . . . . . .  (23,212,184)         --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .  (17,451,802)    (3,433,368)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       25,591       (241,792)
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .     (370,073)     1,605,856
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .      131,318       (530,337)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      199,621        184,821
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (681,529)      (705,507)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .     (400,392)       760,001
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      159,131         64,357
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (122,914)      (122,913)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (82,079)       (49,172)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      140,000          --
                                                                            ------------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .     (684,703)       637,214
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties, excluding amounts from
    escrow deposits and restricted securities . . . . . . . . . . . . . . .      (95,598)      (936,511)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .          200          --
  Partnership's distributions from unconsolidated ventures. . . . . . . . .    1,000,000        100,000
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (28,488)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (2,410)       (51,474)
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .      873,704       (887,985)
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (38,797)         --
  Contributions from venture partners . . . . . . . . . . . . . . . . . . .      453,039          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (4,452,037)         --
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (4,037,795)         --
                                                                            ------------    -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   (3,848,794)      (250,771)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   24,992,726     20,664,264
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 21,143,932     20,413,493
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  1,516,133      2,723,993
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of Partnership's investments
      in unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . $    115,511         70,290
                                                                            ============    ===========
    Sale of investment property:
      Total sale proceeds, net of selling expenses. . . . . . . . . . . . . $ 74,891,213          --
      Payoff of mortgage loan . . . . . . . . . . . . . . . . . . . . . . .  (74,891,013)         --
                                                                            ------------    -----------
          Cash proceeds from sale of interest in venture. . . . . . . . . . $        200          --
                                                                            ============    ===========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------    -----------

    Disposition of investment properties:
      Balance due on long-term debt canceled. . . . . . . . . . . . . . . . $      --        10,932,588
      Accrued interest expense on accelerated long-term debt. . . . . . . .        --           397,729
      Reduction of investment property, net . . . . . . . . . . . . . . . .        --        (8,448,879)
      Reduction of other asset and liabilities. . . . . . . . . . . . . . .        --           551,930
                                                                            ------------    -----------
        Non-cash gain recognized due to lender
          realizing upon security . . . . . . . . . . . . . . . . . . . . . $      --         3,433,368
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-16111) dated on March 21, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1997 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were $384,680 and ($1,791,432), respectively, for the three months ended March 31, 1998 and 1997.

     In addition, the accompanying consolidated financial statements include $41,785 and ($683,164), respectively, of the Partnership's share of total property operations of ($287,877) and ($1,317,042) for unconsolidated properties for the three months ended March 31, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this, $16,000 representing such withholding was remitted in 1998 to the state of Maryland on behalf of the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          March 31,
                                   1998        1997         1998
                                 --------     ------    -------------
Property management and
  leasing fees. . . . . . . .    $   --        4,255      1,057,092
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .      21,555     39,139         20,021
                                 --------    -------      ---------
                                 $ 21,555     43,394      1,077,113
                                 ========    =======      =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at March 31, 1998 and December 31, 1997, which consists of management fees and leasing commissions of $1,057,092 (included in the table above) and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of March 31, 1998, $1,510,132 of management and leasing fees payable to the affiliate of the General Partners (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partner and its payment guarantee to the unaffiliated property manager) were unpaid, of which the Partnership's share is $1,057,092. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of March 31, 1998 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount due under such agreement for the three months ended March 31, 1998 and 1997 was approximately $10,300 and $7,500, respectively.

JMB/900

     Occupancy of this building at the end of the first quarter of 1998 was 97%.

     Progress Partners is currently in negotiations with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. There are no assurances that an early renewal or expansion of this tenant's lease will be achieved.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1998, approximately $2,192,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI has effected a settlement with MDIFC by purchasing its claims. JMB/900 has pursued its claims against the Venture Partners in the bankruptcy forum and has sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners have asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denies that such claims are due and owing and contends that, in any event, such claims are offset by PPI's failure to pay interest on the $20 million loan discussed above in the amount of approximately $36 million. To the extent that JMB/900 is required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may be allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 may not be returned the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would create a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 has taken the position that to the extent that is has not received annual distributions equal to the interest payable on the $20,000,000 loan discussed above, JMB/900's preferred return deficiency is increased by the amounts not received, but the Venture Partners have disputed this characterization.

     JMB/900 has entered into a 30-day standstill agreement with its Venture Partners in order to reach a settlement of their various claims against each other in pending litigation. If a settlement is not completed within the 30-day time period, JMB/900 expects to seek an extension of the standstill period while the parties continue negotiation of a settlement. However, there is no assurance that any settlement will ultimately be made.

JMB/900 also continues to pursue a settlement with the FDIC with respect to the parties' respective claims in pending litigation. It currently appears that a settlement with the FDIC would likely involve a purchase of the FDIC's interest in PC-900 by Progress Partners, although there is no assurance that any settlement with FDIC will be made.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

CALIFORNIA PLAZA

     Occupancy of the building at the end of the first quarter of 1998 remained at 100%. Net cash flow continues to be escrowed with the lender (included in escrow deposits and restricted securities) pursuant to the December 1993 loan modification.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the first quarter of 1998 was 91%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $96,127,000 is outstanding as of March 31, 1998. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1997 of $385,523 was remitted to the lender during the second quarter of 1998 from cash held by the venture.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper may not be able to pay the required debt service over the next several years. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

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

260 FRANKLIN STREET BUILDING

     On January 2, 1998, 260 Franklin, through a trust, disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized a gain on disposal of approximately $23,200,000 in 1998, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $17,400,000, and an extraordinary gain on forgiveness of indebtedness of approximately $17,500,000 for financial reporting purposes, all of which was allocated to the Partnership. In addition, 260 Franklin expects to recognize a gain of approximately $25,200,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $17,500,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $176,347,000 as of March 31, 1998), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $9,626,000 at March 31, 1998 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

     Due to the significant level of indebtedness, it is unlikely that the Partnership will receive any significant future proceeds from operations, sale or refinancing. The disposition of the Partnership's ownership interest in the property is therefore expected to result in a gain for Federal income tax purposes with no corresponding distributable proceeds. The Partnership has decided not to commit any significant additional amounts to the property.

NEWPARK MALL

     During the quarter, occupancy of the portion of the shopping center in which the Partnership owns an interest decreased to 77%, down from 79% in the previous quarter. As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. These transactions closed in 1997 and the joint venture received net proceeds of approximately $2,000,000. The property is producing cash flow for the joint venture. Subsequent to the end of the quarter, the Partnership and its affiliated venture partner (Carlyle-XVI) commenced efforts to market their respective interests in the NewPark joint venture for sale. There is no assurance that such efforts will result in a sale of such joint venture interests.

RIVEREDGE PLACE BUILDING

     On December 23, 1997, the Partnership sold the RiverEdge Place Office Building. In connection with the sale of this Property and as it customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period which expires June 23, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $500,000 in the aggregate.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997.

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

     In March 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer expired at the end of April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 1.92% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

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

     At March 31, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $21,000,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements, including the Partnership's share of potential future deficits and capital improvements at certain of the Partnership's investment properties. In connection with the sale of the RiverEdge Place Office Building, the Partnership may ultimately have some liability under certain representations, warranties and covenants as discussed in the Notes. The Partnership may also use a portion of its reserves to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain distributions relating to tax withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees do not bear interest and are expected to be paid in the future.

     JMB/900 has entered into a 30-day standstill agreement with its Venture Partners in order to reach a settlement of their various claims against each other in pending litigation. If a settlement is not completed within the 30-day time period, JMB/900 expects to seek an extension of the standstill period while the parties continue negotiation of a settlement. However, there is no assurance that any settlement will ultimately be made.

JMB/900 also continues to pursue a settlement with the FDIC with respect to the parties' respective claims in pending litigation. It currently appears that a settlement with the FDIC would likely involve a purchase of the FDIC's interest in PC-900 by Progress Partners, although there is no assurance that any settlement with FDIC will be made.

     In February 1998, the Partnership made a distribution of $4,436,037 ($10 per Interest) of previously undistributed sale proceeds along with sale proceeds from the sale of the RiverEdge Place building. Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In this regard, the Partnership expects to recognize a gain of approximately $17,600,000 for Federal income tax purposes from the disposition in January 1998 of the 260 Franklin Street Building with no distributable proceeds from such disposition. In addition, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties.
However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the sales of the 260 Franklin Street Building in 1998 and the RiverEdge Place office building in 1997.

     The decrease in cash and cash equivalents at March 31, 1998 as compared to March 31, 1997 is primarily due to the distribution in February 1998 of previously undistributed sale proceeds along with the sale proceeds from the sale of the RiverEdge Place office building.

     The decrease in other restricted securities at March 31, 1998 as compared to December 31, 1997 is due to the remittance of cumulative cash flow from the RiverEdge Place office building to the property's lender in payment of deferred interest in conjunction with the sale of the property in 1997.

     The decrease in accounts payable at March 31, 1998 as compared to December 31, 1997 is primarily due to management and leasing fees payable to an affiliate of the Corporate General Partner by 260 Franklin Street Associates reclassified to the Partnership's venture partner (Carlyle-XVI) upon sale of 260 Franklin Street Building in January 1998.

     The increase in accrued real estate taxes at March 31, 1998 as compared to December 31, 1997 is due to the timing of real estate tax payments made at California Plaza.

     The decrease in depreciation expense for the three months ended
March 31, 1998 as compared to the same period in 1997 is due to the sales and dispositions discussed above, as well as all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The increase in the Partnership's share of earnings (loss) from operations of unconsolidated ventures for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the NewPark Mall and Piper Jaffray Tower being classified as held for sale or disposition as of January 1, 1998 and September 30, 1997, respectively, and therefore, no longer subject to continued depreciation expense.

     The increase in the venture partner's share of venture operations for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the venture partner's proportionate share of management and leasing fees payable by 260 Franklin Street Associates allocated to the venture partner upon sale of the property.

     The gain on sale of interest in unconsolidated venture for the three months ended March 31, 1998 and the three months ended March 31, 1997 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

     The gain on disposition of investment property for the three months ended March 31, 1998 relates to the recognition of gain from the sale of the 260 Franklin Street building, in January 1998.

     The extraordinary item - gain on forgiveness of indebtedness of $17,451,802 for the three months ended March 31, 1998 represents interest waived by the lender pursuant to a loan modification agreement for the debt secured by the 260 Franklin Street building in January 1998. The gain for the three months ended March 31, 1997 of $3,433,368 represents the retirement of the mortgage note of the Springbrook Shopping Center in full satisfaction upon transfer of title of the property to the lender in January 1997.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                   1997                             1998
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. 900 Third Avenue Building
     New York, New York . . . . .   98%        98%       97%       97%      97%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   99%        99%       93%       93%      91%
3. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .   93%        90%       90%       90%      90%
4. 260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        97%       98%       98%      N/A
5. California Plaza
     Walnut Creek, California . .   90%        96%       96%      100%     100%
6. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   76%        75%       76%       79%      77%

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

          10-M.   Agreement for purchase and sale by 260 Franklin Street
Associates Trust of its interest in the 260 Franklin Street property is hereby incorporated by reference to the Partnership's Report for January 2, 1998 on Form 8-K (File No. 0-16111) dated January 16, 1998.

          27.     Financial Data Schedule

          ---------------

          (b) The following report on Form 8-K has been filed since the beginning of the last quarter of the period covered by this report.

                       The Partnership's Report on Form 8-K (File No. 0-
                  16111) for January 2, 1998 (describing the disposition of the 260 Franklin Street Building) was filed. This report was dated January 2, 1998 and includes a discussion of the disposition (Item 2) and narrative pro forma financial information with respect to the disposition (Item 7).

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998