Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1998-08-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                              Commission file #0-16111




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            JUNE 30,       DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 20,835,756     24,992,726
  Interest, rents and other receivables . . . . . . . . . . . . . . .           311,806        466,396
  Current portion of notes receivable . . . . . . . . . . . . . . . .           849,740          --
  Escrow deposits and restricted securities . . . . . . . . . . . . .         2,404,947      1,884,326
  Other restricted securities . . . . . . . . . . . . . . . . . . . .             --           131,318
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        24,402,249     27,474,766
                                                                           ------------   ------------
    Properties held for sale or disposition . . . . . . . . . . . . .        45,836,318     95,606,312
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .        20,152,747     16,908,786
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         1,292,770      2,016,887
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,128,641      3,731,258
Long-term portion of note receivable. . . . . . . . . . . . . . . . .           197,354          --
                                                                           ------------   ------------
                                                                           $ 94,010,079    145,738,009
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $      --        92,117,086
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         2,495,086      3,169,406
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .             --           639,533
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .           647,184        639,554
                                                                           ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . .         3,142,270     96,565,579

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           301,790        385,888
Investment in unconsolidated ventures, at equity. . . . . . . . . . .         5,937,753      5,800,180
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .           778,449      1,024,276
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           422,799        361,129
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       114,081,718    109,972,972
                                                                           ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .       124,664,779    214,110,024

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (19,612,905)   (19,989,556)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,020,769)    (1,020,769)
                                                                           ------------   ------------
                                                                            (20,613,674)   (20,990,325)
                                                                           ------------   ------------
   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (348,492,643)  (390,285,344)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (46,527,064)   (42,075,027)
                                                                           ------------   ------------
                                                                            (10,041,026)   (47,381,690)
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .       (30,654,700)   (68,372,015)
                                                                           ------------   ------------
                                                                           $ 94,010,079    145,738,009
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,225,341     5,671,330     4,672,797    11,301,574
  Interest income . . . . . . . . . . . . . . .       292,005       360,153       615,860       719,312
  Other income. . . . . . . . . . . . . . . . .       881,537         --          881,537         --
                                                  -----------   -----------    ----------    ----------
                                                    3,398,883     6,031,483     6,170,194    12,020,886
                                                  -----------   -----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .     3,170,114     5,815,266     6,340,228    11,883,748
  Depreciation. . . . . . . . . . . . . . . . .         --          653,712         --        1,187,772
  Property operating expenses . . . . . . . . .       811,142     2,580,717     1,668,554     5,027,897
  Professional services . . . . . . . . . . . .       102,354       126,508       267,728       307,320
  Amortization of deferred expenses . . . . . .       121,628       173,950       243,256       338,434
  General and administrative. . . . . . . . . .       270,793       414,947       586,954       620,464
                                                  -----------   -----------    ----------    ----------
                                                    4,476,031     9,765,100     9,106,720    19,365,635
                                                  -----------   -----------    ----------    ----------
                                                   (1,077,148)   (3,733,617)   (2,936,526)   (7,344,749)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . .       824,463     1,319,449     1,020,888       991,752
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . .         --            --          414,242         --
                                                  -----------   -----------    ----------    ----------
        Earnings (loss) before gains on
         sale or disposition of investment
         properties . . . . . . . . . . . . . .      (252,685)   (2,414,168)   (1,501,396)   (6,352,997)






                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Gain on liquidation of investment
  in venture. . . . . . . . . . . . . . . . . .         --          269,147         --          269,147
Gain on sale of interest in
  unconsolidated ventures . . . . . . . . . . .     2,891,251       280,671     3,006,762       350,961
Gain on disposition of
  investment property . . . . . . . . . . . . .         --            --       23,212,184         --
                                                 ------------    ----------    ----------    ----------
        Earnings (loss) before extra-
          ordinary items. . . . . . . . . . . .     2,638,566    (1,864,350)   24,717,550    (5,732,889)
                                                 ------------   -----------    ----------    ----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . .         --            --       17,451,802     3,433,368
                                                 ------------   -----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . .  $  2,638,566    (1,864,350)   42,169,352    (2,299,521)
                                                 ============   ===========    ==========    ==========
        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gains
           on sale or disposition of
           investment properties. . . . . . . .  $       (.55)        (5.23)        (3.25)       (13.75)
          Gain on liquidation of investment
            in venture. . . . . . . . . . . . .         --              .60         --              .60
          Gain on sale of interest in
            unconsolidated ventures . . . . . .          6.45           .62          6.71           .78
          Gain on disposition of
            investment property . . . . . . . .         --            --            51.80         --
          Extraordinary items . . . . . . . . .         --            --            38.95          7.66
                                                 ------------    ----------    ----------    ----------
                                                 $       5.90         (4.01)        94.21         (4.71)
                                                 ============    ==========    ==========    ==========
        Cash distributions per
          limited partnership interest. . . . .  $      --            --            10.04         --
                                                 ============    ==========    ==========    ==========



                       See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 42,169,352     (2,299,521)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         1,187,772
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .      243,256        338,434
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    4,108,746      5,153,928
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .   (1,020,888)      (991,752)
    Venture partner's share of ventures' operations, gain on sale
      or disposition of investment properties and extraordinary items . . .     (414,242)         --
    Gain on liquidation of investment in venture. . . . . . . . . . . . . .        --          (269,147)
    Gain on sale of interests in unconsolidated ventures. . . . . . . . . .   (3,006,762)      (350,961)
    Total gain on disposition of investment property. . . . . . . . . . . .  (23,212,184)         --
    Extraordinary item, including venture partner's share . . . . . . . . .  (17,451,802)    (3,433,368)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      154,590        153,344
    Current portion of notes receivable . . . . . . . . . . . . . . . . . .     (849,740)         --
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .     (520,621)     1,360,870
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .      131,318     (1,005,330)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      399,241        366,957
    Long-term portion of note receivable. . . . . . . . . . . . . . . . . .     (197,354)         --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (674,320)    (1,144,284)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .     (413,804)     1,396,736
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .        7,630          --
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        --           146,489
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (245,827)      (245,826)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (84,098)        40,492
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,670          --
                                                                            ------------    -----------
        Net cash provided by (used in) operating activities . . . . . . . .     (815,839)       404,833
                                                                            ------------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties, excluding amounts from
    escrow deposits and restricted securities . . . . . . . . . . . . . . .     (201,190)      (879,605)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .          200          --
  Partnership's distributions from unconsolidated venture . . . . . . . . .    1,000,000          --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (78,738)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (23,608)      (214,951)
                                                                            ------------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .      696,664     (1,094,556)
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (38,797)      (338,967)
  Contributions from venture partners . . . . . . . . . . . . . . . . . . .      453,039          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (4,452,037)       (16,000)
                                                                            ------------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (4,037,795)      (354,967)
                                                                            ------------    -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   (4,156,970)    (1,044,690)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .   24,992,726     20,664,264
                                                                            ------------    -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . $ 20,835,756     19,619,574
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $  2,645,286      5,333,084
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests
      in unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . $  3,006,762      1,338,566
                                                                            ============    ===========
    Sale of investment property:
      Total sale proceeds, net of selling expenses. . . . . . . . . . . . . $ 74,891,213          --
      Payoff of mortgage loan . . . . . . . . . . . . . . . . . . . . . . .  (74,891,013)         --
                                                                            ------------    -----------
          Cash proceeds from sale of interest in venture. . . . . . . . . . $        200          --
                                                                            ============    ===========
    Fixed asset additions from escrow deposits and restricted securities. . $      --           707,032
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

                        JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were $374,595 and ($3,579,394), respectively, for the six months ended June 30, 1998 and 1997.

     In addition, the accompanying consolidated financial statements include $767,989 and $487,708, respectively, of the Partnership's share of total property operations of $769,660 and $176,638 for unconsolidated properties for the six months ended June 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1998        1997          1998
                                 --------     ------      -----------
Property management and
  leasing fees. . . . . . . .    $   --        9,246       1,057,092
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .      43,110     78,278          32,131
                                 --------    -------       ---------
                                 $ 43,110     87,524       1,089,223
                                 ========    =======       =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at June 30, 1998 and December 31, 1997, which consists of management fees and leasing commissions of $1,057,092 (included in the table above) and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of June 30, 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share is $1,057,092. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of June 30, 1998 (of which the Partnership's share is approximately $919,500).

The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount due under such management termination agreement for the six months ended June 30, 1998 and 1997 was approximately $38,600 and $15,000, respectively.

JMB/900

     Occupancy of this building at the end of the second quarter of 1998 was 100%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1998, approximately $4,834,000 has been deposited into escrow from net cash flow from property operations.

     JMB/900 is currently involved in litigation. In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI has effected a settlement with MDIFC by purchasing its claims. JMB/900 has pursued its claims against the Venture Partners in the bankruptcy forum and has sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners have asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denies that such claims are due and owing and contends that, in any event, such claims are offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 is required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may be allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 may not be returned the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would create a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 has taken the position that to the extent that is has not received annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency is increased by the amounts not received, but the Venture Partners have disputed this characterization.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the joint venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

     In general, certain terms and conditions of the Settlement Agreement are to be effective immediately while others (such as the release of the Venture Partners' claim to the Guaranteed Payments, JMB/900's claim to the $20 million note payable and accrued interest thereon, as well as other claims and causes of action in litigation) are conditioned upon the occurrence of certain events or the satisfaction of specified conditions. In addition, the entire Settlement Agreement will be of no further force or effect unless, among other things, the bankruptcy proceedings involving JRA and PPI are dismissed or the bankruptcy court approves the Settlement Agreement by a specified date and JMB/900 acquires the interest of the FDIC in PC-900 and enters into a settlement and release with the FDIC by December 1, 1998. Although the releases by the parties of their respective claims and causes of action is not effective until certain events occur or conditions are satisfied, the parties have agreed not to pursue such claims and causes of action unless the events do not occur or the conditions are not satisfied and the Settlement Agreement terminates by its terms.

     Under the terms of the Settlement Agreement, for an initial period ending not later than January 14, 1999, the Progress Parties will have authority and responsibility for marketing and selling the building, subject to certain approval rights of JMB/900 with respect to the terms and conditions of a sale contract for the building (including a specified minimum sale price). The Progress Parties have authorized the judgment creditor of JRA and PPI to take all actions on behalf of the Progress Parties in respect of a sale of the building and any other matters on their behalf under the Settlement Agreement. In the event that a sale of the building has not been concluded by the end of the initial period, JMB/900 will have authority and responsibility for marketing and selling the building, provided that the sale price is equal to or greater than a specified minimum amount. Current arrangements for management of the building will remain in effect until its sale.

     Under the terms of the Settlement Agreement, the joint venture will not make distributions to JMB/900 or the Venture Partners until the joint venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the joint venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the joint venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the joint venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the joint venture and that the Venture Partners will have no right to any Guaranteed Payments from the joint venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the joint venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the joint venture.

     There is no assurance that all requisite conditions will be satisfied for effectiveness of all terms and conditions of the Settlement Agreement or that all conditions will occur or be effected for the Settlement Agreement (or any provisions thereof) to remain in force and effect. Similarly, there is no assurance that JMB/900 will be able to effect a settlement and release with the FDIC of claims and causes of action and a purchase of the FDIC's interest in PC-900.

     As the Partnership has committed to a plan to sell or dispose of the property, 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

CALIFORNIA PLAZA

     Occupancy of the building at the end of the second quarter of 1998 was 96%. Net cash flow continues to be escrowed with the lender (included in escrow deposits and restricted securities) pursuant to the December 1993 loan modification. In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principle amount of $275,000 with payments of principal and interest amortized over five years. As of June 30, 1998, the outstanding balance of the note receivable was $261,095 which is included in current portion of notes receivable and long-term portion of note receivable.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the second quarter of 1998 was 89%.

     During the third quarter of 1997, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). In December, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeds Popham's modified rate which became effective in August 1997. Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In addition, once a lease is finalized with Hinshaw in accordance with the letter of intent, Piper had agreed to terminate Popham's lease (for approximately 47,000 square feet) effective December 31, 1997 with no further consideration. In May 1998, Piper executed the lease with Hinshaw.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of June 30, 1998. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1997 of $385,523 was remitted to the lender during the second quarter of 1998 from cash held by the venture.

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

     During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $172,811,000 as of June 30, 1998), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $11,362,000 at June 30, 1998 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

NEWPARK MALL

     At June 30, 1998, occupancy of the portion of the shopping center in which the Partnership owns an interest remained at 77%. As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. These transactions closed in 1997 and the joint venture received net proceeds of approximately $2,000,000. The property is producing cash flow for the joint venture. The Partnership and its affiliated venture partner (Carlyle-XVI) have commenced efforts to market their interest in the NewPark joint venture for sale. There is no assurance that such efforts will result in a sale of such joint venture interest.

RIVEREDGE PLACE BUILDING

     On December 23, 1997, the Partnership sold the RiverEdge Place Office Building. In connection with the sale of this Property and as it customary in such transactions, the Partnership agreed to certain representations, warranties and covenants in a maximum amount of $500,000, with a stipulated survival period which expired June 23, 1998 with no liability to the Partnership.

NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Previously, it appeared that the remaining principals guaranteeing the notes had little or no assets which the Partnership could pursue for collection and it appeared unlikely that any further amounts would be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) had been reflected in the accompanying consolidated financial statements at December 31, 1997. In July 1998, the Partnership received final collection, from bankruptcy proceeds, toward the notes in the amount of $785,998. Therefore, the reserve for uncollectiblity was reduced accordingly as of June 30, 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offer for Interests and previously retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     In March 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer expired at the end of April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.26% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

    The Partnership currently expects to conduct an orderly liquidation of the remaining assets in the portfolio, with the possible exception of the Partnership's interest in Wells Fargo Center - South Tower and Piper Jaffray Tower, no later than December 31, 1999, barring any unforeseen economic developments.

     At June 30, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $21,000,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements, including the Partnership's share of potential future deficits and capital improvements at certain of the Partnership's investment properties. The Partnership may also use a portion of its reserves to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. However, the Partnership has taken steps to preserve its working capital by suspending operating distributions (except for certain distributions relating to tax withholding requirements) to the Holders of Interests and the General Partners effective as of the first quarter of 1992. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees do not bear interest and are expected to be paid in the future.

     On June 30, 1998, JMB/Owings collected approximately $5,598,000, of which the Partnership's share is approximately $2,800,000, on the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center in 1993. In early July 1998, JMB/Owings distributed approximately $3,033,000 to the Partnership which represented the Partnership's share of the remaining operating cash flow and proceeds from the collection of the purchase price note.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the joint venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

     In general, certain terms and conditions of the Settlement Agreement are to be effective immediately while others (such as the release of the Venture Partners' claim to the Guaranteed Payments, JMB/900's claim to the $20 million note payable and accrued interest thereon, as well as other claims and causes of action in litigation) are conditioned upon the occurrence of certain events or the satisfaction of specified conditions. In addition, the entire Settlement Agreement will be of no further force or effect unless, among other things, the bankruptcy proceedings involving JRA and PPI are dismissed or the bankruptcy court approves the Settlement Agreement by a specified date and JMB/900 acquires the interest of the FDIC in PC-900 and enters into a settlement and release with the FDIC by December 1, 1998. Although the releases by the parties of their respective claims and causes of action is not effective until certain events occur or conditions are satisfied, the parties have agreed not to pursue such claims and causes of action unless the events do not occur or the conditions are not satisfied and the Settlement Agreement terminates by its terms.

     Under the terms of the Settlement Agreement, for an initial period ending not later than January 14, 1999, the Progress Parties will have authority and responsibility for marketing and selling the building, subject to certain approval rights of JMB/900 with respect to the terms and conditions of a sale contract for the building (including a specified minimum sale price). The Progress Parties have authorized the judgment creditor of JRA and PPI to take all actions on behalf of the Progress Parties in respect of a sale of the building and any other matters on their behalf under the Settlement Agreement. In the event that a sale of the building has not been concluded by the end of the initial period, JMB/900 will have authority and responsibility for marketing and selling the building, provided that the sale price is equal to or greater than a specified minimum amount. Current arrangements for management of the building will remain in effect until its sale.

     Under the terms of the Settlement Agreement, the joint venture will not make distributions to JMB/900 or the Venture Partners until the joint venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the joint venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquired FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the joint venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the joint venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the joint venture and that the Venture Partners will have no right to any Guaranteed Payments from the joint venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the joint venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the joint venture.

     There is no assurance that all requisite conditions will be satisfied for effectiveness of all terms and conditions of the Settlement Agreement or that all conditions will occur or be effected for the Settlement Agreement (or any provisions thereof) to remain in force and effect. Similarly, there is no assurance that JMB/900 will be able to effect a settlement and release with the FDIC of claims and causes of action and a purchase of the FDIC's interest in PC-900.

     In February 1998, the Partnership made a distribution of $4,436,037 ($10 per Interest) of previously undistributed sale proceeds along with sale proceeds from the sale of the RiverEdge Place building. Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In this regard, the Partnership expects to recognize a gain of approximately $17,500,000 for Federal income tax purposes from the disposition in January 1998 of the 260 Franklin Street Building with no distributable proceeds from such disposition. In addition, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties.
However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the sales of the 260 Franklin Street Building in 1998 and the RiverEdge Place office building in 1997.

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is primarily due to the distribution in February 1998 of previously undistributed sale proceeds along with the sale proceeds from the sale of the RiverEdge Place office building.

     The increases in current portion of notes receivable and long-term portion of note receivable at June 30, 1998 as compared to December 31, 1997 is due to the promissory note received at California Plaza and the reduction in the reserve for uncollectibility on the demand notes related to the 21900 Burbank Boulevard Building as described in the notes.

     The decrease in other restricted securities at June 30, 1998 as compared to December 31, 1997 is due to the remittance of cumulative cash flow from the RiverEdge Place office building to the property's lender in payment of deferred interest in conjunction with the sale of the property in 1997.

     The increase in investment in unconsolidated ventures, at equity, at June 30, 1998 as compared to December 31, 1997 is primarily due to the recognition of previously deferred gain in conjunction with the collection of the remaining principal balance of the purchase price note received in the sale of JMB/Owings interest in Owings Mills Shopping Center partially offset by the distribution to the Partnership in the first quarter of 1998 of $1,000,000 of previously undistributed operating cash flow and proceeds from the sale of JMB/Owings interest in Owings Mills.

     The decrease in accounts payable at June 30, 1998 as compared to December 31, 1997 is primarily due to a pro rata portion of the management and leasing fees payable by 260 Franklin Street Associates reclassified to the Partnership's venture partner (Carlyle-XVI) upon sale of 260 Franklin Street Building in January 1998.

     The decrease in deferred income at June 30, 1998 as compared to December 31, 1997 is due to the amortization of a lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the Cal Plaza Office Building.

     The increase in other income for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily due to a reduction in the reserve for uncollectibility on the demand notes related to the 21900 Burbank Boulevard Building.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the same period in 1997 is due to the sales and dispositions discussed above, as well as all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The increase in the venture partner's share of venture operations for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is primarily due to the venture partner's proportionate share of management and leasing fees payable by 260 Franklin Street Associates allocated to the venture partner upon sale of the property.

     The gain on sale of interest in unconsolidated ventures for the three and six months ended June 30, 1998 and the three and six months ended
June 30, 1997 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

     The gain on disposition of investment property for the six months ended June 30, 1998 relates to the recognition of gain from the sale of the 260 Franklin Street building, in January 1998.

     The extraordinary item - gain on forgiveness of indebtedness of $17,451,802 for the six months ended June 30, 1998 represents interest waived by the lender pursuant to a loan modification agreement for the debt secured by the 260 Franklin Street building in January 1998. The gain for the six months ended June 30, 1997 of $3,433,368 represents the retirement of the mortgage note of the Springbrook Shopping Center in full satisfaction upon transfer of title of the property to the lender in January 1997.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                   1997                             1998
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. 900 Third Avenue Building
     New York, New York . . . . .   98%        98%       97%       97%      97%    100%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .   99%        99%       93%       93%      91%     89%
3. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .   93%        90%       90%       90%      90%     90%
4. 260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        97%       98%       98%      N/A     N/A
5. California Plaza
     Walnut Creek, California . .   90%        96%       96%      100%     100%     96%
6. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   76%        75%       76%       79%      77%     77%

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998