Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1998-11-17
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                          Commission file #0-16111




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 11,362,460     24,992,726
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          318,710        466,396
  Current portion of notes receivable . . . . . . . . . . . . . . . . .           63,741          --
  Escrow deposits and restricted securities . . . . . . . . . . . . . .        2,385,088      1,884,326
  Other restricted securities . . . . . . . . . . . . . . . . . . . . .            --           131,318
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       14,129,999     27,474,766
                                                                            ------------   ------------
    Properties held for sale or disposition . . . . . . . . . . . . . .       45,980,712     95,606,312
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       17,180,161     16,908,786
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,194,279      2,016,887
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        1,929,019      3,731,258
Long-term portion of note receivable. . . . . . . . . . . . . . . . . .          191,139          --
                                                                            ------------   ------------
                                                                            $ 80,605,309    145,738,009
                                                                            ============   ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $      --        92,117,086
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,493,526      3,169,406
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .            --           639,533
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          647,184        639,554
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .        3,140,710     96,565,579

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          301,790        385,888
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        6,381,055      5,800,180
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          655,536      1,024,276
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          422,799        361,129
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      116,136,090    109,972,972
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      127,037,980    214,110,024

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (19,694,723)   (19,989,556)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,445,867)    (1,020,769)
                                                                            ------------   ------------
                                                                             (21,120,590)   (20,990,325)
                                                                            ------------   ------------
   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      384,978,681    384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (350,456,278)  (390,285,344)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (59,834,484)   (42,075,027)
                                                                            ------------   ------------
                                                                             (25,312,081)   (47,381,690)
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        (46,432,671)   (68,372,015)
                                                                            ------------   ------------
                                                                            $ 80,605,309    145,738,009
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,229,113     5,792,995     6,901,910    17,094,569
  Interest income . . . . . . . . . . . . . . . .      279,507       351,973       895,367     1,071,285
  Other income. . . . . . . . . . . . . . . . . .        --            --          881,537         --
                                                   -----------   -----------    ----------    ----------
                                                     2,508,620     6,144,968     8,678,814    18,165,854
                                                   -----------   -----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    3,167,993     5,845,361     9,508,221    17,729,109
  Depreciation. . . . . . . . . . . . . . . . . .        --            --            --        1,187,772
  Property operating expenses . . . . . . . . . .    1,055,624     2,868,333     2,724,178     7,896,230
  Professional services . . . . . . . . . . . . .        8,702        25,910       276,430       333,230
  Amortization of deferred expenses . . . . . . .      126,446       168,431       369,702       506,865
  Management fees to corporate general
   partner. . . . . . . . . . . . . . . . . . . .      708,497         --          708,497         --
  General and administrative. . . . . . . . . . .      145,800       210,270       732,754       830,734
                                                   -----------   -----------    ----------    ----------
                                                     5,213,062     9,118,305    14,319,782    28,483,940
                                                   -----------   -----------    ----------    ----------
                                                    (2,704,442)   (2,973,337)   (5,640,968)  (10,318,086)

Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .      658,989      (632,105)    1,679,877       359,647
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . .        --            --          414,242         --
                                                   -----------   -----------    ----------    ----------
        Earnings (loss) before gains on
         sale or disposition of investment
         properties . . . . . . . . . . . . . . .   (2,045,453)   (3,605,442)   (3,546,849)   (9,958,439)






                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Gain on liquidation of investment
  in venture. . . . . . . . . . . . . . . . . . .        --            --            --          269,147
Gain on sale of interest in
  unconsolidated ventures . . . . . . . . . . . .        --          107,883     3,006,762       458,844
Gain on disposition of
  investment property . . . . . . . . . . . . . .        --            --       23,212,184         --
                                                  ------------    ----------    ----------    ----------
        Earnings (loss) before extra-
          ordinary items. . . . . . . . . . . . .   (2,045,453)   (3,497,559)   22,672,097    (9,230,448)
                                                  ------------   -----------    ----------    ----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        --            --       17,451,802     3,433,368
                                                  ------------   -----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . . $ (2,045,453)   (3,497,559)   40,123,899    (5,797,080)
                                                  ============   ===========    ==========    ==========
        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gains
           on sale or disposition of
           investment properties. . . . . . . . . $      (4.43)        (7.80)        (7.68)       (21.55)
          Gain on liquidation of investment
            in venture. . . . . . . . . . . . . .        --            --            --              .60
          Gain on sale of interest in
            unconsolidated ventures . . . . . . .        --              .24          6.71          1.02
          Gain on disposition of
            investment property . . . . . . . . .        --            --            51.80         --
          Extraordinary items . . . . . . . . . .        --            --            38.95          7.66
                                                  ------------    ----------    ----------    ----------
                                                  $      (4.43)        (7.56)        89.78        (12.27)
                                                  ============    ==========    ==========    ==========
        Cash distributions per
          limited partnership interest. . . . . . $      30.00           .03         40.04           .07
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 40,123,899      (5,797,080)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,187,772
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       369,702         506,865
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     6,163,118       7,753,463
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .    (1,679,877)       (359,647)
    Venture partner's share of ventures' operations, gain on sale
      or disposition of investment properties and extraordinary items . . .      (414,242)          --
    Gain on liquidation of investment in venture. . . . . . . . . . . . . .         --           (269,147)
    Gain on sale of interests in unconsolidated ventures. . . . . . . . . .    (3,006,762)       (458,844)
    Total gain on disposition of investment property. . . . . . . . . . . .   (23,212,184)          --
    Extraordinary item, including venture partner's share . . . . . . . . .   (17,451,802)     (3,433,368)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       147,686         267,050
    Current portion of notes receivable . . . . . . . . . . . . . . . . . .       (63,741)          --
    Escrow deposits and restricted securities . . . . . . . . . . . . . . .      (500,762)      1,580,040
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . .       131,318       4,780,021
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       598,863         493,085
    Long-term portion of note receivable. . . . . . . . . . . . . . . . . .      (191,139)          --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (675,880)     (1,142,172)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .      (413,804)     (4,242,896)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .         7,630           --
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --            381,214
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (368,740)       (368,739)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (84,098)        (49,496)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,670           --
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (459,145)        828,121
                                                                             ------------     -----------





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties, excluding amounts from
    escrow deposits and restricted securities . . . . . . . . . . . . . . .      (345,584)     (1,193,492)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . .           200           --
  Partnership's distributions from unconsolidated venture . . . . . . . . .     5,292,627           --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (296,488)          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (51,563)       (253,625)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .     4,599,192      (1,447,117)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payment on note payable . . . . . . . . . . . . . . . . . . . .         --            (70,701)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .       (38,797)       (338,967)
  Contributions from venture partners . . . . . . . . . . . . . . . . . . .       453,039           --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (17,759,457)        (32,631)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (425,098)          --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (17,770,313)       (442,299)
                                                                             ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   (13,630,266)     (1,061,295)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    24,992,726      20,664,264
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 11,362,460      19,602,969
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  3,758,907      14,218,542
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests
      in unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . .  $  3,006,762         458,844
                                                                             ============     ===========
    Sale of investment property:
      Total sale proceeds, net of selling expenses. . . . . . . . . . . . .  $ 74,891,213           --
      Payoff of mortgage loan . . . . . . . . . . . . . . . . . . . . . . .   (74,891,013)          --
                                                                             ------------     -----------
          Cash proceeds from sale of interest in venture. . . . . . . . . .  $        200           --
                                                                             ============     ===========
    Fixed asset additions from escrow deposits and restricted securities. .  $      --            701,182
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

                      SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were $22,949 and $(4,881,880), respectively, for the nine months ended September 30, 1998 and 1997.

     In addition, the accompanying consolidated financial statements include $1,564,377 and $190,157, respectively, of the Partnership's share of total property operations of $1,523,100 and $(669,330) for unconsolidated properties for the nine months ended September 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                         September 30,
                                   1998         1997        1998
                                 --------      ------    -------------
Property management and
  leasing fees. . . . . . . .    $  --          9,246       1,057,092
Management fees to
  corporate general
  partner . . . . . . . . . .     708,497        --             --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. .      64,665     117,417          23,532
                                 --------     -------       ---------
                                 $773,162     126,663       1,080,624
                                 ========     =======       =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at September 30, 1998 and December 31, 1997, which consists of management fees and leasing commissions of $1,057,092 (included in the table above) and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of September 30, 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share is $1,057,092 (included in the table above). In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of September 30, 1998 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount due under such management termination agreement for the nine months ended September 30, 1998 and 1997 was approximately $57,900 and $22,500, respectively.

JMB/900

     Occupancy of this building at the end of the third quarter of 1998 was 99%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.


     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1998, approximately $8,091,000 has been deposited into escrow from net cash flow from property operations.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued its claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing and contended that, in any event, such claims were offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 would have been required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may have been allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 might not have received the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would have created a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 took the position that to the extent that it did not receive annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency would be increased by the amounts not received, but the Venture Partners disputed this characterization.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

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

     Under the terms of the Settlement Agreement, the venture will not make distributions to JMB/900 or the Venture Partners until the venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the venture and that the Venture Partners will have no right to any Guaranteed Payments from the venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the venture.

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

     As the venture has committed to a plan to sell or dispose of the property, 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

CALIFORNIA PLAZA

     Occupancy of the building at the end of the third quarter of 1998 was 96%. Net cash flow continues to be escrowed with the lender (included in escrow deposits and restricted securities) pursuant to the December 1993 loan modification. In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principle amount of $275,000 with payments of principal and interest amortized over five years. As of September 30, 1998, the outstanding balance of the note receivable was $254,880 which is included in current portion of notes receivable and long-term portion of note receivable.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the third quarter of 1998 was 89%.

     During the third quarter of 1997, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). In December 1997, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeded Popham's modified rate which became effective in August 1997. Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In addition, once a lease was finalized with Hinshaw in accordance with the letter of intent, Piper had agreed to terminate Popham's lease (for approximately 47,000 square feet) effective December 31, 1997 with no further consideration. In May 1998, Piper executed the lease with Hinshaw.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of September 30, 1998. The lender is essentially entitled to all operating cash flow. Excess cash flow generated during 1997 of $385,523 was remitted to the lender during the second quarter of 1998 from cash held by the venture.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $169,974,000 as of September 30, 1998), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $13,097,000 at September 30, 1998 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

NEWPARK MALL

     At September 30, 1998, occupancy of the portion of the shopping center in which the Partnership owns an interest remained at 77%. As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. These transactions closed in 1997 and the joint venture received net proceeds of approximately $2,000,000. The property is producing cash flow for the joint venture.

     The Partnership and its affiliated venture partner have reached an agreement in principle to sell their interests in the NewPark joint venture to the unaffiliated joint venture partner by the end of 1998. However, the sale is subject to various contingencies including final documentation, and therefore, there can be no assurance that such sale will be completed. If the sale of the property is completed on the proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. In the event that such sale does not occur, the Partnership may use a portion of the funds held in reserve to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program.

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

NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller which were personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Previously, it appeared that the principals guaranteeing the notes had little or no assets which the Partnership could pursue for collection and it appeared unlikely that any further amounts would be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) had been reflected in the accompanying consolidated financial statements at December 31, 1997. In July 1998, the Partnership received final collection, from bankruptcy proceeds, toward the notes in the amount of $785,998. Therefore, the reserve for uncollectiblity was reduced accordingly as of September 30, 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offer for Interests and previously retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     In March 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer expired at the end of April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In September 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $15 per Interest. Such offer expired in October 1998. As of the date of this report, the Partnership is aware that 1.97% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

    The Partnership currently expects to conduct an orderly liquidation of the remaining assets in the portfolio, with the possible exception of the Partnership's interests in Wells Fargo Center - South Tower and Piper Jaffray Tower, no later than December 31, 1999, barring any unforeseen economic developments.

     At September 30, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $11,362,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements, including the Partnership's share of potential future deficits and capital improvements at certain of the Partnership's investment properties. The Partnership currently has adequate cash and cash equivalents to maintain the operations of the Partnership. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees do not bear interest and are expected to be paid in the future.

     The Partnership and its consolidated ventures have currently budgeted in 1998 approximately $807,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1998 is currently budgeted to be approximately $2,050,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year.

     During the second quarter, the Partnership and Carlyle-XVI commenced marketing their interests in the NewPark joint venture for sale. As reported in the notes to the accompanying financial statements, the Partnership and Carlyle-XVI have reached an agreement in principle to sell their interests in the NewPark joint venture to the unaffiliated joint venture partner by the end of 1988, although there is no assurance that a sale of the interests will occur. In the event such sale does not occur, the Partnership may use a portion of its reserves to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program.

     On June 30, 1998, JMB/Owings collected approximately $5,598,000, of which the Partnership's share is approximately $2,800,000, on the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center in 1993. The collection of the remaining principal balance of the purchase price note resulted in an approximate $3,000,000 gain on sale to the Partnership for financial reporting purposes in 1998. The Partnership expects to recognize a gain on sale of approximately $3,100,000 for Federal income tax purposes in 1998.

     In order to avoid the risks and further expenses of litigation, and without any admission of liability, in July 1998 JMB/900 entered into an agreement (the "Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor and the Venture Partners are hereinafter collectively referred to as the "Progress Parties") for the settlement and release of claims and causes of action by and against JMB/900 and the Progress Parties. In addition to the settlement and release of these claims and causes of action, the Settlement Agreement generally provides for, among other things, agreement on certain terms and conditions for sale of the building and subsequent winding up of the venture. In addition, under the terms of the Settlement Agreement, JRA and PPI will seek dismissal of their respective bankruptcy cases or, in the absence of such dismissal, will seek bankruptcy court approval of the Settlement Agreement. JMB/900 will seek to (a) obtain a settlement and release of claims and causes of action (i) against the Federal Deposit Insurance Corporation ("FDIC") and (ii) by the FDIC against JMB/900 and each of the Progress Parties and certain of their related parties, and (b) purchase the interests of the FDIC in P-C 900 in connection with the settlement with the FDIC.

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

     Under the terms of the Settlement Agreement, the venture will not make distributions to JMB/900 or the Venture Partners until the venture has sold the building and paid, obtained a release from or established reserves for the payment of its expenses and liabilities. When made, distributions of the venture generally are to be made as follows: (1) JMB/900 is to be paid an amount equal to that paid to acquire the FDIC's interest in PC-900; (2) up to the next $60 million of distributions are to be made 77.5% to JMB/900 and 22.5% to the Progress Parties, and (3) any additional distributions are to be made 70% to JMB/900 and 30% to the Progress Parties. In addition, to the extent that cash is not currently distributed to JMB/900 and the Venture Partners, profits or losses from operations of the venture are to be allocated 70% to JMB/900 and 30% to the Progress Parties. To the extent that the venture's operating income exceeds the cash being distributed, operating income will be allocated in the same manner that an equal amount of cash from the sale of the building would be distributed (i.e., generally in either the 77.5% and 22.5% ratio or the 70% and 30% ratio).

     The Settlement Agreement expressly provides that JMB/900 will have no further obligation to make any capital contributions to the venture and that the Venture Partners will have no right to any Guaranteed Payments from the venture. In addition, JMB/900 will release its claim for payment of the $20 million loan and accrued interest thereon. After sale of the building JMB/900 will be responsible for winding up the venture. Under the Settlement Agreement, certain legal fees and expenses incurred by either JMB/900 or the Progress Parties will be reimbursed by the venture.

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

     In February 1998, the Partnership made a distribution of $4,436,037 ($10 per Interest) of previously undistributed sale proceeds along with sale proceeds from the sale of the RiverEdge Place building. In September 1998, the Partnership made a distribution of $13,307,420 ($30 per Interest) to the Holders of Interests representing sale proceeds ($7 per Interest) from collection of the purchase price note received in the sale of Owings Mills Shopping Center in 1993 and previously undistributed operational cash flow ($23 per Interest). The General Partners received a distribution from operational cash flow of $425,098 and a management fee to the corporate general partner of $708,497. Although the Partnership expects to distribute sales proceeds from the disposition of certain of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In this regard, the Partnership expects to recognize a gain of approximately $17,500,000 for Federal income tax purposes from the disposition in January 1998 of the 260 Franklin Street Building with no distributable proceeds from such disposition. In addition, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties.
However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the sales of the 260 Franklin Street Building in 1998 and the RiverEdge Place office building in December 1997.

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is primarily due to the distribution in February and September 1998 of previously undistributed sale and operating proceeds.

     The increases in current portion of notes receivable and long-term portion of note receivable at September 30, 1998 as compared to December 31, 1997 is due to the promissory note received at California Plaza as described in the notes.

     The decrease in other restricted securities at September 30, 1998 as compared to December 31, 1997 is due to the remittance of cumulative cash flow from the RiverEdge Place office building to the property's lender in payment of deferred interest in conjunction with the sale of the property in 1997.

     The decrease in accounts payable at September 30, 1998 as compared to December 31, 1997 is primarily due to a pro rata portion of the management and leasing fees payable by 260 Franklin Street Associates reclassified to the Partnership's venture partner (Carlyle-XVI) upon sale of 260 Franklin Street Building in January 1998.

     The decrease in deferred income at September 30, 1998 as compared to December 31, 1997 is due to the amortization of a lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the Cal Plaza Office Building.

     The increase in long-term debt, less current portion at September 30, 1998 as compared to December 31, 1997 is primarily due to the accumulation of deferred accrued interest related to the promissory note secured by the Partnership's interest in the Wells Fargo - South Tower joint venture.

     The increase in other income for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to a reduction in the reserve for uncollectibility on the demand notes related to the 21900 Burbank Boulevard Building.

     The decrease in depreciation expense for the nine months ended September 30, 1998 as compared to the same period in 1997 is due to the sales and dispositions discussed above, as well as all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The increase in management fees to corporate general partner for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is due to the Partnership's payment of a distribution from operational cash flow in 1998, a portion of which is earned by the Corporate General Partner as a partnership management fee.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily due to the classification of the Piper Jaffray Tower as held for sale as of September 30, 1997 and 900 Third Avenue as held for sale as of July 1998, and therefore, not subject to continued depreciation. Additionally, the increase is also due to additional profits being allocated to the Partnership as a result of the Settlement Agreement related to 900 Third Avenue.

     The increase in the venture partner's share of venture operations for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the venture partner's proportionate share of management and leasing fees payable by 260 Franklin Street Associates allocated to the venture partner upon sale of the property.

     The gain on sale of interest in unconsolidated ventures for the three and nine months ended September 30, 1998 and the nine months ended September 30, 1997 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited
Partnership in June 1993.

     The gain on disposition of investment property for the nine months ended September 30, 1998 relates to the recognition of gain from the sale of the 260 Franklin Street building, in January 1998.

     The extraordinary item - gain on forgiveness of indebtedness of $17,451,802 for the nine months ended September 30, 1998 represents interest waived by the lender pursuant to a loan modification agreement for the debt secured by the 260 Franklin Street building in January 1998. The gain for the nine months ended September 30, 1997 of $3,433,368 represents the retirement of the mortgage note of the Springbrook Shopping Center in full satisfaction upon transfer of title of the property to the lender in January 1997.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                    1997                             1998
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 900 Third Avenue Building
     New York, New York . . . . .    98%       98%        97%       97%     97%     100%     99%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    99%       99%        93%       93%     91%      89%     89%
3. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . .    93%       90%        90%       90%     90%      90%     90%
4. 260 Franklin Street Building
     Boston, Massachusetts. . . .    96%       97%        98%       98%     N/A      N/A     N/A
5. California Plaza
     Walnut Creek, California . .    90%       96%        96%      100%    100%      96%     96%
6. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    76%       75%        76%       79%     77%      77%     77%

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998