Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1999-03-31
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1998                    Commission file no. 0-16111



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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    7

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    9

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    9


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .    9

Item 6.      Selected Financial Data . . . . . . . . . . . .   10

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . .   14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   24

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   25

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   68


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   68

Item 11.     Executive Compensation. . . . . . . . . . . . .   70

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   72

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   73


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   73


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   77

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership currently expects that the 900 Third Avenue, Piper Jaffray Tower and California Plaza investment properties will be sold or disposed of during 1999, barring any unforeseen economic developments. However, the Partnership may be unable to dispose of the Piper Jaffray Tower prior to December 31, 1999. The Partnership currently expects to retain its interests in Wells Fargo Center - South Tower beyond 1999.

     The Partnership has made the real property investments set forth in the following table:


                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
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





                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
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




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
13. 125 Broad Street
     Building
     New York,
     New York. . . . . .       1,336,000     12/31/85         11/15/94                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
                                                                                      (c)(i)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. . . . . .        325,000      12/31/85          6/30/93                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (c)(d)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts . . .        348,901       5/21/86          1/2/98                 fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)(d)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California. . . . .         98,721       6/17/86          10/6/94                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
17. California Plaza
     Walnut Creek,
     California. . . . .        368,290       6/30/86            7%                   fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 n.r.a.                                               venture partnerships)
                                                                                      (c)(f)(g)
18. Dunwoody Crossing
     Apartments
     (Phase I, II,
     and III)
     DeKalb County
     (Atlanta),
     Georgia . . . . . .        810 units     9/18/86          5/7/96                 fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnerships)
                                                                                      (c)(d)




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------

19. NewPark Mall
     Newark
     (Alameda County),
     California. . . . .        423,748       12/2/86         11/18/98                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (c)(d)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois. . . . . .        189,651       7/5/89           1/31/97                fee ownership of land and
                                 sq.ft.                                               improvements (j)
                                 g.l.a.
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois .      1,073 spaces    7/21/89          9/25/92                fee ownership of land and
                                                                                      improvements






----------------

   (a) The computation of this percentage for properties held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of
its significant investment properties.   Approximate occupancy levels for
the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1998 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On January 2, 1998, 260 Franklin, through a trust, transferred title to the 260 Franklin Street Office building in consideration of a discharge of the mortgage loan and payment of $200 in cash. In November 1998, the Partnership sold (through the NewPark Associates venture) the NewPark Mall to the unaffiliated venture partner. Reference is made to Item 7 and the Notes for a further description of the above transactions.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's consolidated property as of December 31, 1998.

     The Partnership has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                                 1997                        1998
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
 1. 900 Third Avenue Building
     New York, New York. . . .   Legal Services/
                                 Detective Agency/
                                 Insurance              98%    98%    97%    97%    97%   100%    99%    97%
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. .   Legal/Advertising/
                                 Financial Services     99%    99%    93%    93%    93%    89%    89%    89%
 3. Wells Fargo Center
     - South Tower
     Los Angeles,
     California. . . . . . . .   Business Informa-
                                 tion Systems/
                                 School District/
                                 Legal Services         93%    90%    90%    90%    90%    90%    90%    85%
 4. 260 Franklin Street
     Building
     Boston, Massachusetts . .   Financial Services     96%    97%    98%    98%    N/A    N/A    N/A    N/A

 5. California Plaza
     Walnut Creek,
     California. . . . . . . .   Manufacturing/
                                 Public Utility         90%    96%    96%   100%   100%    96%    96%    97%
 6. NewPark Mall
     Newark (Alameda County),
     California. . . . . . . .   Retail                 76%    75%    76%    79%    77%    77%    77%    N/A

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

     There were no matters submitted to a vote of security holders during the 1998 and 1997.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 40,626 record Holders of the 443,580.65588 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The cash flows generated from operations by most of the Partnership's investment properties are segregated or restricted as to their use pursuant to or as a result of the mortgage loans secured by such investment properties as more fully discussed in the Notes.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1998           1997           1996            1995          1994
                            -------------   ------------    -----------   ------------   ------------
Total income . . . . . . .   $ 11,459,393     24,349,848     28,496,327     45,415,094     53,107,469
                             ============   ============    ===========    ===========    ===========
Earnings (loss) before
 gains on sale or dispo-
 sition of investment
 properties. . . . . . . .   $ (4,060,852)    (2,888,815)   (49,291,781)   (19,930,715)   (29,725,306)
Gain on liquidation of
 investment in venture . .          --           269,147          --             --             --
Gains on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $204,139 in 1996
 and $823,609 in 1994)
 and manager's incentive
 fee of $1,730,016
 in 1996 . . . . . . . . .     23,212,184      8,631,561     12,230,126      6,785,025      3,597,347
Gains on sale or disposi-
 tion of interests
 in unconsolidated
 ventures. . . . . . . . .     10,744,678        568,625        435,060        856,751     31,743,006
                             ------------   ------------    -----------    -----------    -----------
Earnings (loss) before
 extraordinary items
 and cumulative effect
 of an accounting
 change. . . . . . . . . .     29,896,010      6,580,518    (36,626,595)   (12,288,939)     5,615,047
Extraordinary items. . . .     17,451,802      5,992,828     35,222,847          --             --
Cumulative effect of
 an accounting change. . .          --             --       (30,000,000)         --             --
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $ 47,347,812     12,573,346    (31,403,748)   (12,288,939)     5,615,047
                             ============   ============    ===========    ===========    ===========




                                 1998           1997           1996            1995          1994
                            -------------  -------------    -----------   ------------   ------------
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   gains on sale or dispo-
   sition of investment
   properties. . . . . . .   $      (8.79)         (6.25)       (106.67)        (43.12)        (64.31)
  Gain on liquidation
   of investment in
   venture . . . . . . . .          --               .60          --             --             --
  Net gains on sale
   or disposition
   of investment
   properties. . . . . . .          51.81          19.26          27.29          17.05           8.03
  Gains on sale or
   disposition of
   interests in uncon-
   solidated ventures. . .          23.98           1.27            .97           --            70.83
  Extraordinary item . . .          38.95          13.37          78.61           --            --
  Cumulative effect of
   an accounting change. .          --             --            (64.92)         --             --
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $     105.95          28.25         (64.72)        (26.07)         14.55
                             ============   ============    ===========    ===========    ===========

Total assets . . . . . . .   $ 89,187,533    145,738,009    174,989,293    301,007,974    327,662,913
Long-term debt . . . . . .   $118,190,463    109,972,972    102,089,968    108,528,346    246,148,319
Cash distributions
 per Interest (b). . . . .   $      40.33            .83          26.37           8.09           5.00
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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998


Property
--------

California Plaza    a)   The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                        Avg. Annual
                                                       NRF              Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ---------------

                                1994 . . . . . .       95%                  17.79
                                1995 . . . . . .       90%                  16.97
                                1996 . . . . . .       90%                  13.21
                                1997 . . . . . .      100%                  13.66
                                1998 . . . . . .       97%                  15.24

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

                                                                 Base Rent     Scheduled Lease  Lease
                    b)      Significant Tenants     Square Feet  Per Annum     Expiration Date  Renewal Option(s)
                            -------------------     -----------  ---------     ---------------  -----------------

                            Maxis (1)                 42,398      $  545,047    11/2002            N/A

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

                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at Cal Plaza:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1998
                            Year Ending      Expiring          NRF of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------

                            1999                11                 48,499           559,775        10.28%
                            2000                 4                  5,722            92,393         1.70%
                            2001                11                 99,793         2,676,194        49.16%
                            2002                12                143,183         1,971,978        36.22%
                            2003                 2                  6,527           116,851         2.15%
                            2004                 3                 21,825           353,616         6.50%
                            2005                --                  --                --              --
                            2006                 2                 32,704           474,456         8.71%
                            2007                --                  --                --              --
                            2008                --                  --                --              --

                    (1)     Excludes leases that expire in 1999 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used but not defined herein have the same meanings as in the Notes. As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $385,000,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offer for Interests and previously retained Lehman Brothers Inc. through June 30, 1998 as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     In March 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer expired at the end of April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In September 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $15 per Interest. Such offer expired in October 1998. As of the date of this report, the Partnership is aware that 2% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $27,000,000. Such funds and certain escrowed amounts (which are restricted as to their use) were available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners, working capital requirements. In February 1999, the Partnership made a sales distribution totalling $6,653,710 ($15 per Interest) out of sale proceeds (primarily related to the sale of the NewPark Mall). In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees do not bear interest and are expected to be paid in the future.

     As discussed more fully below, in March 1999 JMB/900 settled various claims and acquired the interests of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $9,200,000) of the $13,800,000 to JMB/900.

     The Partnership and its consolidated venture have currently budgeted in 1999 approximately $1,025,000 for tenant improvements and other capital expenditures at the California Plaza building. The Partnership's share of such items and its share of such similar items for Piper Jaffray Tower and the 900 Third Avenue office building in 1999 are currently budgeted to be approximately $1,404,000. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. All of the Partnership's investment properties are restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the property specific concerns discussed below, the Partnership currently considers only the 900 Third Avenue and California Plaza investment properties to be potential significant sources of future cash generated from sales.

     PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the fourth quarter of 1998 was 89%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of December 31, 1998. The lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1996, 1997 or 1998. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1996 and 1997 totalled $741,627 and $385,523, respectively. During 1998, no such excess cash flow was generated.

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

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. At December 31, 1998, the balance of such escrow account totaled approximately $5,441,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1998, the manager has deferred approximately $4,445,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     During the third quarter of 1997, Popham informed Piper that effective in November 1997, it would cease operations as Popham and consolidate with another law firm, Hinshaw & Culberson ("Hinshaw"). In December 1997, Piper signed a non-binding letter of intent with Hinshaw to lease 31,920 square feet of the Popham space for a term of five years, commencing January 1, 1998, at a market rental rate which exceeded Popham's modified rate that became effective in August 1997. Popham had paid its modified rent through the end of 1997. Commencing in January 1998, Hinshaw began paying rent in accordance with the letter of intent. In May 1998, Piper executed the lease with Hinshaw in accordance with the letter of intent and Piper terminated Popham's lease (for approximately 47,000 square feet) effective December 31, 1997 with no further consideration.

     Piper had discussed an early renewal with PJI which occupies 332,823 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and the balance (approximately $1,100,000) is expected to be reimbursed by the insurance carrier in 1999. JMB/Piper made certain advances to Piper for such costs, and expects to have the advances repaid upon reimbursement from the insurance carrier.

     As of September 30, 1997, the JMB/Piper venture has classified the property as held for sale or disposition. The Property will therefore no longer be subject to continued depreciation.

     160 SPEAR STREET BUILDING

     In January 1996, the Partnership, through the joint venture, transferred title to the lender in full satisfaction of the loan secured by the property. Reference is made to the Notes for a description of such transfer.

     JMB/125

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by

JMB/125 resulting in the recognition of gain, of which the Partnership's share was $174,654. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain, of which the Partnership's share was $81,612. Reference is made to the Notes.

     260 FRANKLIN

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

     Effective January 1, 1998, 260 Franklin entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000. On January 2, 1998, 260 Franklin through a trust disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized in 1998 gains in the aggregate of approximately $23,200,000, in part as a result of previous impairment losses recognized by 260 Franklin in 1996 aggregating $17,400,000, and an extraordinary gain on discharge of indebtedness of approximately $17,500,000 for financial reporting purposes, all of which is included in the consolidated financial statements of the Partnership. In addition, 260 Franklin recognized a gain of approximately $24,400,000 for Federal income tax purposes, of which the Partnership's share was approximately $17,000,000, with no distributable proceeds. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of the property. Reference is made to the Notes.

     900 THIRD AVENUE BUILDING

     Occupancy of this building at the end of the fourth quarter of 1998 was 97%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (120,991 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension of the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such space has been renewed or released. During 1998, approximately $10,262,000 has been deposited into escrow from net cash flow from property operations. Additionally, approximately $5,149,000 has been withdrawn from the escrow account for payment of real estate taxes in 1998.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of (i) closing of a sale of the property by Progress Partners or (ii) January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 in Progress Partners were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     WELLS FARGO CENTER - SOUTH TOWER

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has been extremely competitive over the last several years. The Partnership expects that the competitive market conditions in Southern California will have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases are expected to require substantial expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the next several years.

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the

Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed and the Partnership's 1998 and 1997 shares of income for financial reporting purposes (approximately $464,000 and $286,000, respectively) have not been recognized as such amounts are not considered realizable. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the Notes for a further description of these events.

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

     NEWPARK ASSOCIATES

     Pursuant to a liquidation agreement dated November 13, 1998, the Partnership, its affiliated venture partner and its unaffiliated venture partner dissolved NewPark Associates and distributed all of its assets to the partners. On November 18, 1998, the Partnership and its affiliated venture partner sold their interests in the net assets of the NewPark Mall to the unaffiliated joint venture partner for $16,000,000 of which the Partnership's share was $14,400,000. As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $7,656,000 in 1998, in part as a result of previous impairment loss recognized by the Partnership of $3,870,000. The Partnership recognized a gain on sale of approximately $4,781,000 for Federal income tax purposes in 1998. Reference is made to the Notes.

     CALIFORNIA PLAZA

     The Partnership modified the loan secured by the property on December 22, 1993. As more fully discussed in the Notes, the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined) with a portion to be used to fund a reserve account. The venture also funded $500,000 into the reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of December 31, 1998). The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, has not been subject to continued depreciation. The mortgage loan secured by the property matures on January 1, 2000. As discussed below, the Partnership currently expects that the property will be sold during 1999. In the event such sale does not occur during 1999, the joint venture that owns the property expects to seek an extension or refinancing of the loan.

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

     In February 1998, the Partnership made a distribution to the Holders of Interests of $4,436,037 ($10 per Interest) of previously undistributed sale proceeds along with sale proceeds from the sale of the RiverEdge Place building. In September 1998, the Partnership made a distribution of $13,307,420 ($30 per Interest) to the Holders of Interests representing sale proceeds ($7 per Interest) from collection of the purchase price note received in the sale of Owings Mills Shopping Center in 1993 and previously undistributed operational cash flow ($23 per Interest). The General Partners received a distribution from operational cash flow of $425,098 and a management fee to the Corporate General Partner of $708,497. In February 1999, the Partnership made a distribution of $6,653,710 ($15 per Interest) to the Holders of Interests representing sale proceeds from the sale of NewPark Mall.

     Although the Partnership expects to distribute sales proceeds from the sale of the 900 Third Avenue and California Plaza investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership.
While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     Due to the real estate conditions over the past several years, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. The Partnership currently expects that the 900 Third Avenue, Piper Jaffray Tower and California Plaza investment properties will be sold or disposed of during 1999, barring any unforeseen economic developments. However, the Partnership may be unable to dispose of the Piper Jaffray Tower prior to December 31, 1999. The Partnership currently expects to retain its interest in Wells Fargo Center
- South Tower beyond 1999.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the sales of the 260 Franklin Street Building in January 1998, the RiverEdge Place office building in December 1997, and the Dunwoody Crossings and Woodland Hills apartment complexes in 1996 and the respective lenders obtaining legal title to the Springbrook Shopping Center in 1997 and the 160 Spear Street and 21900 Burbank buildings in 1996.

     The increase in interest, rents and other receivables at December 31, 1998 as compared to December 31, 1997 is primarily due to advances to JMB/Piper made in 1998, for payments of repairs for flood damage which are expected to be repaid from insurance proceeds in 1999.

     The increase in current portion of note receivable and long-term portion of note receivable at December 31, 1998 as compared to December 31, 1997 is due to the promissory note received at California Plaza as described in the notes.

     The increase in escrow deposits and restricted securities at December 31, 1998 as compared to December 31, 1997 is due to the continued escrow of excess cash flow pursuant to the loan modification at the Cal Plaza Office building.

     The decrease in other restricted securities at December 31, 1998 as compared to December 31, 1997 is due to the remittance of cumulative cash flow from the RiverEdge Place office building to the property's lender in payment of deferred interest in conjunction with the sale of the property in 1997.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1998 as compared to December 31, 1997 is primarily due to the liquidation of the NewPark joint venture and sale of the Partnership's interest in NewPark Mall to the unaffiliated joint venture partner in November 1998.

     The decrease in accounts payable at December 31, 1998 as compared to December 31, 1997 is primarily due to a pro rata portion of the management and leasing fees payable by 260 Franklin Street Associates reclassed to the Partnership's venture partner (Carlyle - XVI) upon disposition of the 260 Franklin Street building in January 1998.

     The decrease in deferred income at December 31, 1998 as compared to December 31, 1997 is due to the amortization of a lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the Cal Plaza Office Building.

     The increase in long-term debt, less current portion at December 31, 1998 as compared to December 31, 1997 is primarily due to the accumulation of deferred accrued interest related to the promissory note secured by the Partnership's interest in the Wells Fargo - South Tower joint venture.

     The increase in other income for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is primarily due to a collection of demand notes related to the 21900 Burbank Boulevard Building.

     The decrease in depreciation expense for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is due to the sales and dispositions discussed above, as well as all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The decrease in professional services for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is primarily due to outsourcing costs and expenses related to unsolicited offers for Interests in 1996.

     The increase in management fees to Corporate General Partner for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is due to the Partnership's payment of a distribution from operational cash flow in 1998, a portion of which is earned by the Corporate General Partner as a partnership management fee.

     The provision for value impairment in 1996 relates to reductions in the carrying values of the Cal Plaza property ($7,200,000), 260 Franklin Street Building ($17,400,000), and Springbrook Shopping Center
($1,400,000).

     The restructuring fees in 1996 are due to the restructuring of the Partnership's investment in the South Tower venture as discussed in the Notes.

     The decrease in the Partnership's share of income (loss) from operations of unconsolidated ventures at December 31, 1998 as compared to December 31, 1997 and the increase at December 31, 1997 as compared to December 31, 1996 is primarily due to the reversal of a portion of the accrued contingent interest related to the mortgage loan at the Piper Jaffray investment property in 1997 due to its expected uncollectibility.

     The increase in the venture partner's share of venture operations for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is primarily due to the venture partner's proportionate share of management and leasing fees payable by 260 Franklin Street Associates allocated to the venture partner upon disposition of the property in 1998.

     The gain on liquidation of investment in venture for the year ended December 31, 1997 represents gain recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.

     The gain on sale or disposition of investment property for the year ended December 31, 1998 relates to the recognition of gain from the sale of the 260 Franklin Street Building. The gain on sale or disposition of investment properties of $8,631,561 for the year ended December 31, 1997 relates to the recognition of gain from the sale of the RiverEdge Place building in 1997. The gain on sale of $12,230,126 for the year ended December 31, 1996 relates to the recognition of gain from the sale of the Woodland Hills and Dunwoody apartment complexes of $1,749,814 and $10,480,312, respectively, in 1996.

     The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1998 relates to the recognition of $7,656,304 gain from the liquidation of the NewPark joint venture and the sale through JMB/NewPark of the Partnership's interest in NewPark Mall, recognition of $3,006,762 deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership and recognition of $81,612 of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad. The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1997 relates to the recognition of $393,971 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993 and recognition of $174,654 of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad. The gain on sale of interests in unconsolidated ventures for the years ended December 31, 1996 relates to the recognition of $435,060 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

     The extraordinary items - prepayment penalties and deferred mortgage expense for the year ended December 31, 1996 results from the costs incurred and the write-off of deferred mortgage fees on the early extinguishment of debt on the Woodland Hills and Dunwoody Crossing mortgage notes payable in 1996.

     The extraordinary item - gain on forgiveness of indebtedness of $17,451,802 for the year ended December 31, 1998 represents the interest waived by the lender pursuant to a loan modification agreement for the debt secured by the 260 Franklin Street building in January 1998. The extraordinary item - gain on forgiveness of indebtedness of $5,992,828 for the year ended December 31, 1997 represents the retirement of the mortgage note on the Springbrook Shopping Center ($3,433,368) in full satisfaction upon transfer of title to the respective lender, and the forgiveness of debt by the lender on the sale of the RiverEdge building ($2,559,460). The extraordinary item - gain on forgiveness of indebtedness of $35,780,656 for the year ended December 31, 1996 represents the 1996 retirement of the mortgage notes on the 160 Spear Street ($31,158,453) and 21900 Burbank Buildings ($4,622,203) in full satisfaction upon transfer of title to the properties to respective lenders.

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


YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities.

     The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentence, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999.

     In addition, the Partnership has received written representation from the property managers for the 900 Third Avenue, Piper Jaffray Tower and California Plaza properties that the building systems (e.g., elevator, alarm, security and HVAC systems) are or are being made year 2000 compliant in all material respects. Certain of the building systems at these properties need minor upgrading, which is expected to be completed in the near future without incurring material expense. In addition, the Partnership currently expects that these properties will be sold during 1999 with possible exception of Piper Jaffray Tower. The Partnership does not currently know the extent to which the Wells Fargo Center - South Tower or the respective joint venture that owns this property is year 2000 compliant.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intent to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the representation of the property managers for 900 Third Avenue, Piper Jaffray Tower and California Plaza regarding the ability of those properties to be year 2000 compliant in all material respects. In the event that the Partnership's investment properties are not year 2000 compliant in all material respects, the relevant investment property or properties could experience various operational difficulties, such as possible systems failures. Such operational difficulties could result in remediation and, under certain circumstances, possibly other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in 900 Third Avenue, Piper Jaffray Tower and/or California Plaza in the event such properties are not sold during 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at fixed rates, the Partnership does not believe that it is exposed to market risk relating to interest rate changes, except at the California Plaza property as discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended December 31,
  1998, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

Notes to Consolidated Financial Statements


                                                              SCHEDULE
                                                              --------

Consolidated Real Estate and Accumulated Depreciation            III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and Consolidated Ventures at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                             KPMG LLP


Chicago, Illinois
March 29, 1999

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1998 AND 1997

                                                      ASSETS
                                                      ------
                                                                                 1998               1997
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $ 26,998,190        24,992,726
  Interest, rents and other receivables  . . . . . . . . . . . . . . . .          787,105           466,396
  Current portion of note receivable . . . . . . . . . . . . . . . . . .           63,741             --
  Escrow deposits and restricted securities. . . . . . . . . . . . . . .        2,384,098         1,884,326
  Other restricted securities. . . . . . . . . . . . . . . . . . . . . .            --              131,318
                                                                             ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .       30,233,134        27,474,766
                                                                             ------------      ------------

   Properties held for sale or disposition . . . . . . . . . . . . . . .       46,193,322        95,606,312
                                                                             ------------      ------------
Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,734,036        16,908,786
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,116,015         2,016,887
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .        1,729,398         3,731,258
Long-term portion of note receivable . . . . . . . . . . . . . . . . . .          181,628             --
                                                                             ------------      ------------

                                                                             $ 89,187,533       145,738,009
                                                                             ============      ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1998               1997
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .     $      --           92,117,086
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,322,676         3,169,406
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .            --              639,533
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .          639,554           639,554
                                                                             ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .        2,962,230        96,565,579

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .          303,287           385,888
Investment in unconsolidated ventures, at equity . . . . . . . . . . . .        6,108,130         5,800,180
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          532,623         1,024,276
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          430,429           361,129
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .      118,190,463       109,972,972
                                                                             ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .      128,527,162       214,110,024

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           20,000            20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (19,637,903)      (19,989,556)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (1,445,867)       (1,020,769)
                                                                             ------------      ------------
                                                                              (21,063,770)      (20,990,325)
                                                                             ------------      ------------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1998               1997
                                                                             ------------       -----------

  Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . .      384,978,681       384,978,681
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .     (343,289,185)     (390,285,344)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (59,965,355)      (42,075,027)
                                                                             ------------      ------------
                                                                              (18,275,859)      (47,381,690)
                                                                             ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . .      (39,339,629)      (68,372,015)
                                                                             ------------      ------------
                                                                             $ 89,187,533       145,738,009
                                                                             ============      ============


























                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                               1998             1997              1996
                                                          -------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $  9,443,662       22,998,137        26,916,089
  Interest income. . . . . . . . . . . . . . . . . . .        1,134,194        1,351,711         1,580,238
  Other income . . . . . . . . . . . . . . . . . . . .          881,537            --                --
                                                           ------------      -----------       -----------
                                                             11,459,393       24,349,848        28,496,327
                                                           ------------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .       12,673,336       23,284,811        23,796,808
  Depreciation . . . . . . . . . . . . . . . . . . . .            --           1,187,772         5,413,953
  Property operating expenses. . . . . . . . . . . . .        3,655,197       10,749,263        13,420,306
  Professional services. . . . . . . . . . . . . . . .          425,684          529,143           901,930
  Amortization of deferred expenses. . . . . . . . . .          502,570          673,032           877,359
  Management fees to corporate general partner . . . .          708,497            --                --
  General and administrative . . . . . . . . . . . . .          945,715          806,787           759,295
  Provisions for value impairment. . . . . . . . . . .            --               --           26,000,000
  Restructuring fees . . . . . . . . . . . . . . . . .            --               --           11,589,974
                                                           ------------      -----------       -----------
                                                             18,910,999       37,230,808        82,759,625
                                                           ------------      -----------       -----------
                                                             (7,451,606)     (12,880,960)      (54,263,298)
Partnership's share of income (loss) from
  operations of unconsolidated ventures
  (including income from restructuring
  of $10,664,944 in 1996). . . . . . . . . . . . . . .        2,976,512        9,992,145         5,056,608
Venture partners' share of ventures' operations. . . .          414,242            --              (85,091)
                                                           ------------      -----------       -----------
          Earnings (loss) before gains on sale
            or disposition of investment
            properties . . . . . . . . . . . . . . . .       (4,060,852)      (2,888,815)      (49,291,781)

Gain on liquidation of investment in venture . . . . .            --             269,147             --
Gains on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $204,139 in 1996 and manager's
  incentive fee of $1,730,016 in 1996. . . . . . . . .       23,212,184        8,631,561        12,230,126
Gains on sale of interests in unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . .       10,744,678          568,625           435,060
                                                           ------------      -----------       -----------





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              1998              1997              1996
                                                          -------------     ------------      ------------
          Earnings (loss) before extra-
            ordinary items and cumulative
            effect of an accounting change . . . . . .       29,896,010        6,580,518       (36,626,595)

Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of
    $175,004 . . . . . . . . . . . . . . . . . . . . .            --               --             (557,809)
  Gain on forgiveness of indebtedness. . . . . . . . .       17,451,802        5,992,828        35,780,656
Cumulative effect of an accounting change. . . . . . .            --               --          (30,000,000)
                                                           ------------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .     $ 47,347,812       12,573,346       (31,403,748)
                                                           ============      ===========       ===========

          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties . . . . . . . . . . . . . .     $      (8.79)           (6.25)          (106.67)
              Gain on liquidation of investment
                in venture . . . . . . . . . . . . . .            --                 .60             --
              Net gains on sale or disposition of
                investment properties. . . . . . . . .            51.81            19.26             27.29
              Gains on sale or disposition of
                interests in unconsolidated
                ventures . . . . . . . . . . . . . . .            23.98             1.27               .97
              Extraordinary items. . . . . . . . . . .            38.95            13.37             78.61
              Cumulative effect of an accounting
                change . . . . . . . . . . . . . . . .            --               --               (64.92)
                                                           ------------      -----------       -----------
                                                           $     105.95            28.25            (64.72)
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

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                         NET                                       NET OF       NET
            CONTRI-    EARNINGS       CASH                        OFFERING    EARNINGS        CASH
            BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS       (LOSS)     DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995. . . .$20,000  (17,335,834)     (908,722)  (18,224,556)  384,978,681 (374,108,664)   (30,006,608)  (19,136,591)

Net earnings
 (loss). . .   --     (2,692,791)        --       (2,692,791)        --     (28,710,957)         --      (28,710,957)
Cash distri-
 butions
 ($26.37 per
 limited
 partnership
 interest) .   --          --         (112,047)     (112,047)        --          --        (11,698,396)  (11,698,396)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996. . . . 20,000  (20,028,625)   (1,020,769)  (21,029,394)  384,978,681 (402,819,621)   (41,705,004)  (59,545,944)

Net earnings
 (loss). . .   --         39,069         --           39,069         --      12,534,277          --       12,534,277
Cash distri-
 butions
 ($.83 per
 limited
 partnership
 interest) .   --          --            --            --            --           --          (370,023)     (370,023)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                         NET                                       NET OF       NET
            CONTRI-    EARNINGS       CASH                        OFFERING    EARNINGS        CASH
            BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS       (LOSS)     DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997. . . . 20,000  (19,989,556)   (1,020,769)  (20,990,325)  384,978,681 (390,285,344)   (42,075,027)  (47,381,690)

Net earnings
 (loss). . .  --         351,653         --          351,653         --      46,996,159          --       46,996,159
Cash distri-
 butions
 ($40.33 per
 limited
 partnership
 interest) .  --           --         (425,098)     (425,098)        --           --       (17,890,328)  (17,890,328)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1998. . . .$20,000  (19,637,903)   (1,445,867)  (21,063,770)  384,978,681 (343,289,185)   (59,965,355)  (18,275,859)
            =======  ===========    ==========   ===========   =========== ============   ============   ===========










                             See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                1998            1997              1996
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $47,347,812       12,573,346       (31,403,748)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .            --           1,187,772         5,413,953
    Amortization of deferred expenses. . . . . . . . .          502,570          673,032           877,359
    Restructuring fee. . . . . . . . . . . . . . . . .            --               --           11,589,974
    Long-term debt - deferred accrued interest . . . .        8,217,491       10,129,734         3,138,667
    Partnership's share of (income) loss from
      operations of unconsolidated ventures. . . . . .       (2,976,512)      (9,992,145)       (5,056,608)
    Venture partners' share of ventures'
      operations, gain on sale or
      disposition of investment properties and
      extraordinary items. . . . . . . . . . . . . . .         (414,242)           --              114,226
    Provisions for value impairment. . . . . . . . . .            --               --           26,000,000
    Gain on liquidation of investment in venture . . .            --            (269,147)            --
    Total gain on sale or disposition of
      investment properties. . . . . . . . . . . . . .      (23,212,184)      (8,631,561)      (12,434,265)
    Total gain on sale of interests in uncon-
      solidated ventures . . . . . . . . . . . . . . .      (10,744,678)        (568,625)         (435,060)
    Extraordinary items including venture
      partner's share. . . . . . . . . . . . . . . . .      (17,451,802)      (5,992,828)      (35,047,843)
    Cumulative effect of an accounting change. . . . .            --               --           30,000,000
  Changes in:
    Interest, rents and other receivables. . . . . . .         (320,709)          43,928           326,701
    Current portion of note receivable . . . . . . . .          (63,741)           --                --
    Escrow deposits and restricted securities. . . . .         (499,772)         744,237         5,881,168
    Other restricted securities. . . . . . . . . . . .          131,318        5,154,489        (1,520,685)
    Accrued rents receivable, net. . . . . . . . . . .          798,484          526,261           146,353
    Long-term portion of note receivable . . . . . . .         (181,628)           --                --
    Accounts payable . . . . . . . . . . . . . . . . .         (846,730)      (1,092,706)         (238,943)
    Accrued interest payable . . . . . . . . . . . . .         (413,804)      (3,173,281)        6,901,461
    Accrued real estate taxes. . . . . . . . . . . . .            --               --              312,963
    Other current liabilities. . . . . . . . . . . . .            --              47,201             --
    Deferred income. . . . . . . . . . . . . . . . . .         (491,653)        (491,651)         (491,653)
    Tenant security deposits . . . . . . . . . . . . .          (82,601)         (76,059)          (54,507)
    Other liabilities. . . . . . . . . . . . . . . . .          140,001          (47,202)            --
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .         (562,380)         744,795         4,019,513
                                                           ------------      -----------       -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1998            1997              1996
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Additions to investment properties,
    excluding amounts from escrow deposits
    and restricted securities. . . . . . . . . . . . .         (558,194)      (1,062,024)       (2,011,678)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . .       21,500,873        2,700,000         3,349,635
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . .         (296,983)           --             (753,560)
  Cash proceeds from sale or disposition of
    investment properties. . . . . . . . . . . . . . .              200        3,120,382        17,695,317
  Payment of deferred expenses . . . . . . . . . . . .         (106,167)        (395,000)         (331,019)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .       20,539,729        4,363,358        17,948,695
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Proceeds from restructuring and refinancing of
    long-term debt . . . . . . . . . . . . . . . . . .            --               --              650,000
  Principal payments on long-term debt . . . . . . . .            --               --             (172,147)
  Principal payments on notes payable. . . . . . . . .          (70,701)         (70,701)          (70,701)
  Venture partners' contributions to venture . . . . .          453,039            --                --
  Distributions to venture partners. . . . . . . . . .          (38,797)        (338,967)       (4,946,038)
  Distributions to general partners. . . . . . . . . .         (425,098)           --             (112,047)
  Distributions to limited partners. . . . . . . . . .      (17,890,328)        (370,023)      (11,698,396)
                                                           ------------      -----------       -----------
         Net cash provided by (used in)
           financing activities  . . . . . . . . . . .      (17,971,885)        (779,691)      (16,349,329)
                                                           ------------      -----------       -----------
         Net increase (decrease) in cash and
           cash equivalents. . . . . . . . . . . . . .        2,005,464        4,328,462         5,618,879
         Cash and cash equivalents,
           beginning of year . . . . . . . . . . . . .       24,992,726       20,664,264        15,045,385
                                                           ------------      -----------       -----------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . . . . .     $ 26,998,190       24,992,726        20,664,264
                                                           ============      ===========       ===========





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                1998            1997              1996
                                                            -----------      -----------       -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . .      $ 4,869,649       21,188,582        13,756,680
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in ventures. . . . . . . . . . . . . .      $10,744,678          568,625           435,060
                                                            ===========      ===========       ===========
    Gross proceeds from restructuring and
      refinancing of long-term debt. . . . . . . . . .      $     --               --           18,084,557
    Accrued interest . . . . . . . . . . . . . . . . .            --               --           (5,844,583)
    Restructuring fee. . . . . . . . . . . . . . . . .            --               --          (11,589,974)
                                                            -----------      -----------       -----------
          Proceeds received on restructuring and
            refinancing of long-term debt. . . . . . .      $     --               --              650,000
                                                            ===========      ===========       ===========
    Sale or disposition of investment properties:
      Total sale proceeds, net of selling
        expenses . . . . . . . . . . . . . . . . . . .      $     --          26,146,900        58,491,798
      Purchase price of mortgage loan. . . . . . . . .       74,891,213            --                --
      Prepayment penalties . . . . . . . . . . . . . .            --               --             (516,683)
      Payment of mortgages payable and
        accrued interest . . . . . . . . . . . . . . .            --         (23,026,518)      (38,549,782)
      Discharge of mortgage loan . . . . . . . . . . .      (74,891,013)           --                --
      Incentive fee to manager of
        investment property. . . . . . . . . . . . . .            --               --           (1,730,016)
                                                            -----------      -----------       -----------
          Cash proceeds from sale or disposition
            of investment properties, net of
            selling expenses . . . . . . . . . . . . .      $       200        3,120,382        17,695,317
                                                            ===========      ===========       ===========





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1998            1997              1996
                                                            -----------      -----------       -----------


    Disposition of investment properties:
      Balance due on long-term debt cancelled. . . . .      $     --          10,932,588        50,853,648
      Accrued interest expense on accelerated
        long-term debt . . . . . . . . . . . . . . . .            --             397,729         1,853,284
      Reduction of investment property, net. . . . . .            --          (8,448,879)      (16,419,175)
      Reduction of other assets and liabilities. . . .            --             551,930          (507,101)
                                                            -----------      -----------       -----------
         Non-cash gain recognized due to lenders
           realizing upon security . . . . . . . . . .      $     --           3,433,368        35,780,656
                                                            ===========      ===========       ===========
    Accrued interest forgiven by lender
      on sale of property. . . . . . . . . . . . . . .      $17,451,802        2,559,460             --
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

                     DECEMBER 31, 1998, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, JMB/160 Spear Street Associates ("160 Spear") (prior to the transfer of title in January
1996); 260 Franklin Street Associates ("260 Franklin") (prior to the sale in January 1998); C-C California Plaza Partnership ("Cal Plaza"); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners") (sold May 7, 1996). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900"); Maguire/Thomas Partners - South Tower LLC (formerly Maguire/Thomas Partners-South Tower) ("South Tower"); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993); JMB/NewPark Associates, ("JMB/NewPark") (sold November 18, 1998); Carlyle-XV Associates, L.P., which owned an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. In December 1998, JMB/125 was terminated.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended December 31, 1998 and 1997:


                                                        1998                               1997
                                           ----------------------------      ------------------------------
                                                              TAX BASIS                          TAX BASIS
                                          GAAP BASIS         (UNAUDITED)      GAAP BASIS        (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets . . . . . . . . . . . .      $89,187,533        88,019,339      145,738,009        87,293,395

Partners' capital accounts
  (deficit):
    General partners . . . . . . . .      (21,063,770)      (10,421,992)     (20,990,325)      (14,622,150)
    Limited partners . . . . . . . .      (18,275,859)        9,021,905      (47,381,690)       10,213,185

Net earnings (loss):
    General partners . . . . . . . .          351,653         9,625,257           39,069         3,294,084
    Limited partners . . . . . . . .       46,996,159        16,552,176       12,534,277       (12,797,173)

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .           105.95             37.31            28.25            (28.85)
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $27,000,000 and $25,000,000 at December 31, 1998, 1997, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $16,000 representing such withholding was remitted to the state of Maryland on behalf of the Holders of Interest in 1998.

     The Partnership acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in Harbor and in 1993 sold its remaining 38% interest in Harbor. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center. In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments. In October 1994, the Partnership sold the 9701 Wilshire Office Building. In November 1994, the Partnership assigned its interest in the JMB/125 venture to an affiliate of its unaffiliated venture partner. In June 1995, the Partnership sold its interest in Eastridge Mall. In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. In May 1996, the Partnership sold the Woodland Hills apartment complex. Also, in May 1996, the Partnership, through Villages Northeast and VNE Partners, Ltd., sold the Dunwoody Crossing Phases I, II and III apartment complex. In January 1997, the lender realized upon its security interest in the Springbrook Shopping Center. In December 1997, the Partnership sold the RiverEdge Place office building. In January 1998, the Partnership, through 260 Franklin Street Associates, disposed of the 260 Franklin Street Building. In November 1998, the Partnership, through the NewPark Associates venture, sold the NewPark Mall. All of the remaining properties owned at December 31, 1998 were completed and operating.

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

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1998 or sold or disposed of during the past three years were $75,736, ($5,805,022) and ($38,038,482), respectively, for the years ended December 31, 1998, 1997 and 1996. In addition, the accompanying consolidated financial statements include for the years ended December 31, 1998, 1997 and 1996 $2,864,907, $9,745,021 and
($4,933,242), respectively, as the Partnership's share of property operations of $3,579,605, $18,479,631 and ($6,622,805) of unconsolidated properties held for sale or disposition as of December 31, 1998, or sold or disposed of in the past three years.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

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

VENTURE AGREEMENTS - GENERAL

     The Partnership (or Carlyle-XV Associates, L.P., in which the Partnership holds a limited partnership interest) had entered into eight joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900, JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") or Carlyle Real Estate Limited Partnership-XVI (or Carlyle-XVI Associates, L.P., in which Carlyle Real Estate Limited Partnership-XVI holds a limited partnership interest) ("Carlyle-XVI")), which are partnerships sponsored by the Corporate General Partner, and eight joint venture agreements with unaffiliated venture partners. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $247,300,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). The terms of these affiliated partnerships provide, in general, that the benefits of ownership, including tax effects, net cash receipts and sale and refinancing proceeds, are allocated between or distributed to, as the case may be, the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture.

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

     In 1992, the property was 100% leased to an affiliate of the major tenant, First American Bank (the "Bank"), under a long-term over-lease executed in connection with the purchase of the property. The Bank and its affiliate approached the Partnership and indicated that they were experiencing financial difficulties as a result of their substantial percentage of problem loans and the adverse impact of their much publicized affiliation with the Bank of Credit and Commerce International (BCCI). On June 23, 1992, the Partnership reached an agreement with the Bank and received $9,325,000 for the buy-out of the Bank's over-lease obligations. The $9,325,000 was concurrently remitted to the lender to reduce the mortgage note secured by the property. The Partnership ceased making monthly debt service payments effective July 1, 1992 and continued to seek to restructure the mortgage note. Prior to the sale, the lender and the Partnership agreed to a non-binding term sheet which allowed the Partnership to participate in proceeds from a sale of the property. The term sheet stipulated that after payment of the remaining outstanding principal balance of approximately $18,166,000, the Partnership would receive $500,000 with any remaining sale proceeds allocated 60% to the lender (as a payment of previously accrued interest) and 40% to the Partnership. Additionally, pursuant to the term sheet, the Partnership agreed to remit to the lender all cash flow from operations of the property commencing July 1, 1992 through the date of sale (approximately $6,350,000) as an additional payment of previously accrued interest.

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

     SPRINGBROOK SHOPPING CENTER

     The Springbrook Shopping Center was approximately 53% occupied at the end of 1996 and operated at a deficit in 1996. The Partnership decided not to commit significant additional amounts to the property and ceased making monthly debt service payments in June 1996. Accordingly, the mortgage loan with a scheduled maturity of April 1997 and a principal balance of $10,932,588 had been classified as a current liability at December 31, 1996. The property was classified as held for sale or disposition as of April 1, 1996, and therefore, the property was no longer subject to depreciation after such date. Also, commencing in June 1996, all net cash flow from the property was being escrowed with the lender. Principal and interest payments in arrears as of December 31, 1996 were approximately $323,000. As a result of the non-payment of debt service, the lender realized upon its security and in January 1997 took title to the property in full satisfaction of the loan secured by the property. The Partnership recognized a gain for financial reporting purposes of $3,433,368 and a loss for Federal income tax purposes of $4,923,280 in 1997.

     WOODLAND HILLS APARTMENTS

     On May 22, 1996, the Partnership sold the Woodland Hills apartment complex to an unaffiliated third party for $12,225,000 less selling costs of approximately $282,000. A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $8,175,000. As a result of the sale, the Partnership recognized a gain of $1,749,814 for financial reporting purposes and a gain of approximately $7,300,000 for Federal income tax purposes in 1996.

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

     During 1990, the Partnership accepted non-interest bearing promissory notes totalling $2,325,000 as settlement for certain claims against the joint venture partner. As of December 31, 1997, the Partnership had received cash payments totalling $1,910,937 and scheduled payments were delinquent in the amount of $414,063. During 1998, $23,748 was received as final settlement for one of the promissory notes and the remaining amount of $224,690 was written off. The Partnership has recognized revenue on the settlement to the extent of the cash collected. There is no assurance that the remaining delinquent amounts of $165,625 will be collected.

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

The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess (of approximately $10,123,000) of the monthly cash flow paid from March 1993 to December 1998 above the 8% interest pay rate has been put into escrow for the payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. A portion of such funds are reserved for the payment of deferred interest and principal on the mortgage loan. Approximately $7,772,000 of the escrowed funds have been used to cover such costs. The remaining escrow balance of approximately $2,351,000 at December 31, 1998 is reflected in escrow deposits and restricted securities in the accompanying consolidated financial statements. Payments are made from the reserve amounts (none paid at December 31, 1998) if the reserve balance exceeds $2,120,000 at any time. The joint venture also was required to fund $500,000 into the reserve account in connection with the loan modification.

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

     In June 1995, the venture entered into a seven year direct lease with Maxis Inc. for approximately 38,500 square feet of space on the sixth floor of the building previously occupied by a major tenant (Liquid Air). Liquid Air paid the venture $3,740,000 (of which $2,745,058 relates to future lost rents and of which the unamortized amount of $1,024,275 is included in deferred income and other current liabilities in the accompanying consolidated financial statements as of December 31, 1998) as a lease amendment fee in June 1995 and guaranteed the obligations under the Maxis lease up to $1,500,000 through its original expiration date of January 2001. Liquid Air remains obligated for lease payments on approximately 55,000 square feet on the third and seventh floors under its original lease terms. It is currently attempting to sub-lease a portion of this space. The $3,740,000 amendment fee was applied as follows (i) $2,112,200 was remitted to the lender to reduce the principal balance on the mortgage loan, (ii) $999,100 used to pay for leasing costs associated with the Maxis lease, and (iii) $628,700 was placed into the reserve account.

     In 1995, the venture received approximately $1,410,000 in full settlement proceeds from a lawsuit filed against Dillingham, the general contractor of the property, and several of the subcontractors ($150,000 was received in 1994). As of December 31, 1998, approximately $1,313,000 of the proceeds have been spent on necessary repairs with the remaining balance of approximately $210,000 included in accounts payable at December 31, 1998.

     Pursuant to the terms of a tenant lease at Cal Plaza, promissory notes (for certain sub-leasing costs) aggregating $707,009 were issued by the Cal Plaza joint venture to a tenant of the investment property. Commencing on July 1, 1990 and on each July 1st thereafter until the notes are paid in full, one tenth of the original principal balance together with 12% annual interest on the outstanding balance of the notes shall be payable. The joint venture partner is obligated to pay 40% of the amounts owed under the promissory notes and the Partnership is obligated to pay 60% of such amounts. During June 1996, June 1997, and July 1998, $70,701 of principal was paid and $34,948, $26,368 and $17,884 of interest, respectively, was paid to the tenant from cash flow generated from operations of the property. As of December 31, 1998, the outstanding balance of the notes was $78,331, which is included in other current liabilities and other liabilities.

     In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. As of December 31, 1998, the outstanding balance of the note receivable was $245,367 which is included in current portion of note receivable and long-term portion of note receivable.

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

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, was not subject to continued depreciation. The accompanying consolidated financial statements include $26,000,000 as the cumulative effect of an accounting change to record value impairment as the carrying value of the property was reduced to its estimated fair value based upon the application of an appropriate capitalization rate to the net operating income of the property. In addition, the Partnership recognized $31,158,453 of extraordinary gain on extinguishment of debt for financial reporting purposes and a gain of approximately $9,450,000 for Federal income tax purposes with no corresponding distributable proceeds in 1996.

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XIV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XIV, acquired the developer's interest in the OB Joint Venture. JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $127,406,000 and $110,458,000 at December 31, 1998 and 1997, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $95,741,000 is outstanding as of December 31, 1998. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1996, 1997 or 1998. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1996 and 1997 totalled $741,627 and $385,523, respectively. During 1998, no such excess cash flow was generated. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. To date, no escrow funds have been required to be used for leasing costs. The escrow balance as of December 31, 1998 is approximately $5,441,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee until a later date. As of December 31, 1998, the manager has deferred approximately $4,445,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing as discussed below, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Any remaining unpaid management fees would be payable out of Piper's share of sale or refinancing proceeds, if any. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals, which totaled $7,100,000 as of December 31, 1998, will be payable from net sale or refinancing proceeds, if any.

     Furthermore, repayment of the mortgage loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. For financial reporting purposes, through December 31, 1995, additional interest expense had been accrued at a rate of 13.59% per annum. During 1997 and 1998, interest expense of $10,250,000 was recognized at the loan's stated payment rate. Additionally, based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including such interest under the mortgage loan, is approximately $99,384,000 and $99,769,000 at December 31, 1998 and 1997, respectively.
Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. During 1997, JMB/Piper, on behalf of Piper, explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were generally allocated 71% to the JMB/Piper and 29% to the venture partners during 1998, 1997 and 1996.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans are to be repaid out of net proceeds. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1998 is $410,883.

     Piper had discussed an early renewal with PJI which occupies 332,823 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     The property was classified as held for sale or disposition as of September 30, 1997 in the accompanying financial statements and, therefore, was not subject to continuing depreciation.

     JMB/900

     In 1984, the Partnership with C-XIV acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. The current partners of Progress Partners are PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

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

     JMB/900 has also made a loan to PPI in the amount of $20,000,000 which is secured by the Venture Partners' interest in Progress Partners. The loan bears interest at the rate of 16.4% per annum and is payable in monthly installments of interest only until maturity on the earlier of the sale or refinancing of the property or August 2004. For financial reporting purposes, the loan is classified as an additional investment in Progress Partners and any related interest received would be accounted for as distributions (none in 1996, 1997 and 1998). The source of funds from which PPI was expected to pay interest were the Guaranteed Payments, discussed below.

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

     Operating profits, in general, are allocated 49% to JMB/900 and 51% to the Venture Partners. Operating losses, in general, are allocated 90% to JMB/900 and 10% to the Venture Partners. As a result of the settlement agreement discussed below, effective January 1, 1998 Operating Profits are allocated 70% to JMB/900 and 30% to the Venture Partners.

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

    During the fourth quarter of 1996, The State of Maryland Deposit Insurance Fund Corporation (the "MDIFC") commenced an action against PPI and JRA to collect on a certain note receivable by foreclosing its security interest in PPI and JRA's interest in Progress Partners. The trial court in that action had entered summary judgment in favor of MDIFC for in excess of $6 million and authorized MDIFC to conduct a sale of PPI's and JRA's interest in Progress Partners. MDIFC then entered into an agreement with JMB/900 which provided that if MDIFC acquired those interests at the sale, MDIFC would convey those interests to JMB/900. MDIFC's scheduled sale was cancelled as a result of the bankruptcy filing of JRA and PPI discussed below. After the scheduled sale was cancelled, an affiliate of PPI purchased MDIFC's claims. As a result, there are no assurances that the agreement with MDIFC or its successor will be consummated.

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

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued its claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buyout the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing and contended that, in any event, such claims were offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 would have been required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may have been allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 might not have received the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would have created a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 took the position that to the extent that it did not receive annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency would be increased by the amounts not received, but the Venture Partners disputed this characterization.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by

Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of (i) closing of a sale of the property by Progress Partners or (ii) January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 in Progress Partners were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

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

The escrow balance at December 31, 1998 is approximately $10,172,000.

     The Partnership will not commit additional capital to this property unless, among other things, it believes that upon sale of the property, the Partnership will receive a return of such funds and a reasonable rate of return thereon.

     WELLS FARGO CENTER - SOUTH TOWER

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owns a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership included Carlyle-XIV ("Affiliated Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

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

     Annual cash flow was to be distributed 80% to the Partnership and Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received, in the aggregate, a cumulative preferred return of $8,050,000 per annum. The remaining cash flow was to be distributable 49.99% to the Partnership and the Affiliated Partner, and the balance to the other joint venture partners. Additional contributions to South Tower were contributed 49.99% by the Partnership and the Affiliated Partner until all partners had contributed $10,000,000 in aggregate.

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

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds were to be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, begins at $120,000,000 and increases annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds were to be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property (with a balance of approximately $167,593,000 and accrued interest of approximately $1,445,000 as of December 31, 1998), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note be extended to September 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The mortgage lender received a $2,000,000 extension fee paid by the venture partners in their ownership percentages (of which the Partnership's share was $650,000).

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

     In conjunction with the note modifications, the South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminates any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed and the Partnership's share of income for financial reporting purposes (approximately $286,000 in 1997 and $464,000 in 1998) has not been recognized as such amount is not considered realizable.

     At maturity of the loan, it is not anticipated that further modifications or extensions can be obtained. This would likely result in the Partnership no longer having an ownership interest in the property, and in such event would result in a gain for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on certain mortgage obligations. On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note had been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building.

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share was $174,654. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain, of which the Partnership's share was $81,612, and JMB/125 was terminated.

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

     The NewPark Mall secured a mortgage note payable in the principal amount of $60,000,000, due on December 31, 2000. The loan provided for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrued at 7.15% per annum.

     A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable. The Partnership's share of net refinancing proceeds (after payment of the previous mortgage note payable and costs and fees relating to the refinancing) was $4,815,000.

     The NewPark Associates partnership agreement provided that JMB/NewPark and the joint venture partner were each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and were each obligated to advance 50% of any additional funds required under the terms of the NewPark Associates partnership agreement.

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

     The portion of the shopping center owned by NewPark Associates was managed by the former joint venture partner under a long-term agreement pursuant to which it was obligated to manage the property and collect all receipts from operations of the property. In December 1995, the former joint venture partner assigned its interest in the management agreement to the new venture partner. The manager was paid a management fee equal to 4% of the fixed and percentage rent. An amendment to the management agreement provided that the new manager would pay to an affiliate of the General Partners of the Partnership an annual consulting fee in the amount of $100,000 in consideration for assisting NewPark Associates and the new venture partner in the evaluation of property budgets, and leasing and long-term strategies for NewPark Mall. Such consulting fee was paid out of the management fee noted above.

     Pursuant to a liquidation agreement dated November 13, 1998, the Partnership, its affiliated venture partner and its unaffiliated venture partner dissolved NewPark Associates and distributed all of its assets to the joint venture partners. On November 18, 1998, the Partnership and its affiliated venture partner sold their interest in the net assets of the NewPark Mall to the unaffiliated joint venture partner for $16,000,000 less brokerage commissions and closing costs of approximately $455,000. As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $7,656,000 in 1998, in part as a result of a previous impairment loss recognized by the Partnership of $3,780,000. The Partnership recognized a gain on sale of approximately $4,781,000 for Federal income tax purposes in 1998.

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

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street escrowed the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property was then managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by JMB in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property.

     The mortgage note, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin was required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share was $105,000. The escrow account ($202,378 at December 31, 1997 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $5,045,000 used as of December 31, 1997) as defined. The balance of the escrowed funds remaining at December 31, 1997 was used for the payment of interest due to the lender as described above.

     The mortgage loan matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that 260 Franklin submit net operating cash flow of the property to the lender. In addition, the lender had indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin entered negotiations with the lender and an unaffiliated third party regarding the disposition of the property to the unaffiliated third party. Effective January 1, 1998, the joint venture entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000.

     On January 2, 1998, 260 Franklin disposed of, through a trust, the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized in 1998 gains in the aggregate of approximately $23,200,000 for financial reporting purposes, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $17,400,000, and an extraordinary gain on forgiveness of indebtedness of approximately $17,500,000 for financial reporting purposes, all of which is included in the consolidated financial statements of the Partnership. In addition, 260 Franklin recognized a gain of approximately $24,400,000 for Federal income tax reporting purposes, of which the Partnership's share was approximately $17,000,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of the property.

     Due to the lender negotiations described above, the property had been classified as held for sale or disposition as of July 1, 1997, and therefore, was not subject to continued depreciation after such date.

     VILLAGES NORTHEAST

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, had not been subject to continued depreciation prior to its sale in May 1996.

     In September 1986, the Partnership, through the Villages Northeast joint venture partnership, acquired through a joint venture ("Post Associates") with an affiliate of the developer, an interest in three apartment complexes known as the Dunwoody Crossing (Phase I, II and III) Apartments, respectively, located near Atlanta, Georgia.

     Villages Northeast acquired its interest in the apartment complexes from an affiliate of the developer subject to an existing first mortgage loan secured by the Dunwoody Crossing (Phase II) Apartments.

     Dunwoody (Phases I and III) Apartments secured an approximately $21,000,000 first mortgage loan, which required monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining principal balance was payable. The Dunwoody (Phase II) Apartments secured a $9,800,000 first mortgage loan, which bore interest of 7.64% per annum, and required monthly payments of principal and interest of $73,316 through November 1, 1997, when the remaining balance was payable.

     Villages Northeast was entitled to a cumulative preferred return of annual net cash receipts (as defined) from the properties. Villages Northeast received cash distributions from property operations through May 7, 1996. After Villages Northeast received its preferential return, the unaffiliated venture partner was entitled to a non-cumulative return on its interest in the venture; additional net cash receipts were shared in a ratio relating to the ownership interests of Villages Northeast (90%) and its unaffiliated venture partner (10%). Villages Northeast also had preferred positions (related to Villages Northeast's investment in Post Associates) with respect to distribution of net sale or refinancing proceeds from Post Associates. Operating profits and losses, in general, were allocable 90% to Villages Northeast and 10% to the unaffiliated venture partner, except that certain expenses paid for out of Villages Northeast's cash payments were allocable solely to Villages Northeast and certain costs of operations paid for out of capital contributions, if any, of the unaffiliated venture partner were allocable solely to it.

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

     OWINGS MILLS

     In December 1985, the Partnership, through the JMB/Owings joint venture partnership, acquired an interest in an existing joint venture partnership ("Owings Mills") which owned an interest in an enclosed regional shopping center. JMB/Owings's original cash investment was $7,000,000, of which the Partnership's share was $3,500,000. On June 30, 1993, JMB/Owings sold its interest in Owings Mills Shopping Center as described below.

     JMB/Owings sold its partnership interest in Owings Mills to an affiliate of the Partnership's unaffiliated joint venture partners. The sale price of the interest was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XVI were relieved of their allocated portion of the debt secured by the property. The promissory note (which was secured by a guaranty from an affiliate of the purchaser and the unaffiliated joint venture partner) bore interest at a rate of 7% per annum subject to increase to 8% per annum for the remainder of the term of the note. The promissory note required principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may have been required under certain circumstances, including the sale or further encumbrance of Owings Mills Mall. On June 30, 1998, JMB Ownings collected the remaining principal balance of the purchase price note of approximately $5,598,000 of which the Partnership's share was approximately of $2,800,000 and JMB/Ownings was subsequently terminated.

     The net cash proceeds and gain from sale of the interest were allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance with the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received through December 31, 1994 was $10,305,310 of which the Partnership's share was $5,152,655. As JMB/Owings had collected a sufficient amount of the purchaser's initial investment, at March 31, 1995, the joint venture adopted the installment method for recognition of the remaining deferred gain. JMB/Owings recognized $6,048,733, $787,942 and $870,121 of deferred gain and $202,547, $494,172 and $527,237 of interest income for the years ended December 31, 1998, 1997 and 1996, respectively, of which the Partnership's share of deferred gain was $3,028,163, $393,971 and $435,060, and the Partnership's share of interest income was $101,273, $247,086 and $263,619, respectively.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                                    1998            1997
                                                ------------    -----------
17.0% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003 . .    $55,667,069     48,725,194

11.0% mortgage note; secured by the
 260 Franklin Street Building; monthly
 payments of interest only of $374,455
 were due from June 1991 through January 1,
 1992, monthly payments of interest
 only of $499,273 were due from
 February 1, 1992 through December 1,
 1995, monthly payments of net cash flow
 submitted thereafter until the unpaid
 balance of approximately $74,891,013
 plus unpaid accrued interest was due
 on January 1, 1998.  Additional interest
 payable upon maturity to provide
 an 11% return to lender and 60% of
 the greater of net sales or refinancing
 proceeds or appraised value, as
 defined, discharged in 1998 in
 conjunction with the assignment of
 title to the property to an
 affiliate of the lender . . . . . . . . . .          --        92,117,086

10.375% mortgage note; secured by the
 California Plaza Building; principal
 and interest payments of $525,136 were
 due monthly from February 1, 1992
 through December 1, 1996; the unpaid
 balance of principal and interest of
 approximately $56,673,315 was due on
 January 1, 1997; modified in December 1993

                                                    1998            1997
                                                ------------    -----------
 to require interest only payments of
 $384,505 (8.00%) due monthly effective
 February 1993 through January 1, 2000;
 interest accrues at 10.375% through
 January 1, 2000 when the unpaid principal
 and interest is due . . . . . . . . . . . .     62,523,394     61,247,778
                                                ------------   ------------
     Total debt. . . . . . . . . . . . . . .     118,190,463    202,090,058
     Less current portion
       of long-term debt . . . . . . . . . .           --        92,117,086
                                                ------------   ------------
     Total long-term debt. . . . . . . . . .    $118,190,463    109,972,972
                                                ============   ============

     Included in the above total long-term debt is $21,792,401 and $30,800,983 for 1998 and 1997, respectively, which represents interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

                    1999 . . . . . . .    $     --
                    2000 . . . . . . .     62,523,394
                    2001 . . . . . . .          --
                    2002 . . . . . . .          --
                    2003 . . . . . . .     55,667,069

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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of an investment property by the Partnership of up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distribution being made, the Holders of Interests are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Holders of Interests have not yet received and are not expected to receive cash distributions of net sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. As of the date of this report, the General Partners have received net sale or refinancing proceeds aggregating $170,311.

MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager has acted as property manager of the 260 Franklin Street Building (through its sale in January
1998), the Dunwoody Crossing Apartments (through its sale in May 1996) and the RiverEdge Place Building (through its sale in December 1997) on the same terms that existed prior to the assignment of the management contracts. In connection with such transaction, an affiliate of the Corporate General Partner previously guaranteed the payments to the successor manager of certain property management fees. As a result, such affiliate paid property management fees for the 260 Franklin Street Building for 1995 to the successor manager pursuant to the guarantee. In addition, the affiliated property manager has entered into a sub-management agreement with the successor for management of the 900 Third Avenue Building.

NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller which are personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individual's obligations, including their obligations under the notes, were discharged. Previously, it appeared that the principals guaranteeing the notes had little or no assets which the Partnership could pursue for collection and it appeared unlikely that any further amounts would be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) had been reflected in the accompanying consolidated financial statements at December 31, 1997. In July 1998, the Partnership received final collection, from bankruptcy proceeds, toward the notes in the amount of $785,998. Therefore, such amount was recognized in income as of December 31, 1998.

LEASES

     At December 31, 1998, the Partnership and its consolidated venture's principal asset is one office building. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, was depreciated over the estimated useful lives until such time the property is considered held for sale or dispositions at which time depreciation is no longer taken. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Cost or carrying value and accumulated depreciation of the leased asset is summarized as follows at December 31, 1998:

               Office building:
                 Cost or carrying value. . . . . .     $69,515,748
                 Accumulated depreciation. . . . .     (23,322,426)
                                                       -----------
                         Total . . . . . . . . . .     $46,193,322
                                                       ===========

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                    1999 . . . . . . . . . .      $ 6,015,258
                    2000 . . . . . . . . . .        5,703,993
                    2001 . . . . . . . . . .        3,677,215
                    2002 . . . . . . . . . .        2,632,797
                    2003 . . . . . . . . . .        1,031,362
                    Thereafter . . . . . . .        1,486,538
                                                  -----------
                        Total. . . . . . . .      $20,547,163
                                                  ===========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                              1998         1997      1996        1998
                            --------     -------   --------   ------------
Property management
 and leasing fees. . . . .  $   --         9,246     66,560     1,057,092
Management fees to
 corporate general
 partner . . . . . . . . .   708,497       --         --            --
Insurance commissions. . .     1,706      15,019      9,330         --
Reimbursement (at cost)
 for accounting services .    15,520      18,963     11,760         2,085
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . .    74,307      52,248     89,867        18,776
Reimbursement (at cost)
 for legal services. . . .    15,368      15,008     17,775         4,965

                                                               UNPAID AT
                                                              DECEMBER 31,
                              1998         1997      1996        1998
                            --------     -------   --------   ------------
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. .    17,153          77      --           --
                            --------     -------  ---------     ---------
                            $832,551     110,561    195,292     1,082,918
                            ========     =======  =========     =========

     The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. During 1998, management fees of $708,497 were paid to the Corporate General Partner (which is reflected in the above table) and the General Partners received a distribution from operational cash flow of $425,098.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at December 31, 1998 and December 31, 1997, which consists of management fees and leasing commissions of $1,057,092 (included in the table above) and advances of $675,876 payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. During 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share is $1,057,092 (included in the table above). In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its pro rata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

    The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of December 31, 1998 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company through 2010. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount paid in 1998 was $83,636.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for Wells Fargo Center - South Tower, JMB/Piper, JMB/Piper II and JMB/900, for the years ended 1998 and 1997 follows:
                                            1998              1997
                                        ------------      ------------

Current assets . . . . . . . . . . .    $ 30,057,665        23,287,185
Current liabilities. . . . . . . . .     (18,191,860)      (16,569,351)
                                        ------------      ------------
    Working capital (deficit). . . .      11,865,805         6,717,834
                                        ------------      ------------
Other assets . . . . . . . . . . . .      43,398,071        47,147,715
Deferred expenses. . . . . . . . . .       7,053,036         5,533,720
Investment properties, net . . . . .     286,077,699       294,054,919
Other liabilities. . . . . . . . . .      (1,011,524)       (2,820,441)
Long-term debt . . . . . . . . . . .    (354,324,874)     (364,925,620)
Venture partners' equity . . . . . .         510,714         5,859,891
                                        ------------      ------------
    Partnership's capital (deficit).    $ (6,431,073)       (8,431,982)
                                        ============      ============
Represented by:
  Invested capital . . . . . . . . .    $148,405,103       148,108,615
  Cumulative distributions . . . . .     (49,903,117)      (49,903,117)
  Cumulative losses. . . . . . . . .    (104,933,059)     (106,637,480)
                                        ------------      ------------
                                        $ (6,431,073)       (8,431,982)
                                        ============      ============
Total income . . . . . . . . . . . .    $ 86,760,343        87,541,408
Expenses applicable to
  operating earnings . . . . . . . .      79,960,482        66,800,486
                                        ------------      ------------
Operating earnings . . . . . . . . .       6,799,861        20,740,922
                                        ------------      ------------
Net earnings (loss). . . . . . . . .    $  6,799,861        20,740,922
                                        ============      ============

     The total income, expenses applicable to operating loss and net income
(loss) for the above ventures for the year ended December 31, 1996 were $88,175,915, $91,621,900 and $(3,445,985), respectively.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's 1998 and 1997 share of income from Wells Fargo Center - South Tower (approximately $464,000 and $286,000, respectively) has not been recognized as such amount is not considered realizable.

                                                                                                 SCHEDULE III - CONTINUED
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                           (A LIMITED PARTNERSHIP)
                                                          AND CONSOLIDATED VENTURES
                                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1998
                                                                  COSTS
                                                               CAPITALIZED
                                      INITIAL COST TO         SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                                      PARTNERSHIP (A)        TO ACQUISITION           AT CLOSE OF PERIOD (B)
                                 --------------------------  --------------------------------------------------------
                                  LAND AND      BUILDINGS       LAND AND         LAND AND    BUILDINGS
                                  LEASEHOLD       AND         BUILDINGS AND     LEASEHOLD       AND
                   ENCUMBRANCE    INTERESTS    IMPROVEMENTS   IMPROVEMENTS       INTEREST   IMPROVEMENTS     TOTAL
                  ------------   -----------   ------------   -------------     ----------  ------------  -----------
OFFICE BLDGS:
California Plaza
 Walnut Creek,                                                       (E)
 California (D). . $62,523,394     6,010,604     62,029,222      1,475,922       5,132,408    64,383,340   69,515,748
                   ===========    ==========    ===========    ===========      ==========   ===========  ===========

                                                                                                SCHEDULE III - CONTINUED
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                           (A LIMITED PARTNERSHIP)
                                                          AND CONSOLIDATED VENTURES
                                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1998

                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                         INCOME               1998
                                  ACCUMULATED              DATE OF         DATE         STATEMENT         REAL ESTATE
                                 DEPRECIATION(H)        CONSTRUCTION     ACQUIRED    IS COMPUTED (C)         TAXES
                                ----------------        ------------    ----------    ---------------     -----------
OFFICE BLDGS:
California Plaza
 Walnut Creek,
 California (D). . . . . . . .        23,322,426            1985          06/30/86         5-30 years         609,204
                                     ===========                                                            =========

Notes:
      (A)  The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
      (B)  The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was $66,757,471.
      (C)  The investment property has been classified as held for sale or disposition as of December 31, 1996 as more fully described in the Notes.
      (D)  Property owned and operated by joint venture.
      (E)  In 1996, the Partnership recorded a provision for value impairment.  The portion allocated to real estate totalled $7,200,000.

                                                                      SCHEDULE III - CONTINUED
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1998

     (G)  Reconciliation of real estate owned as of December 31, 1998, 1997 and 1996:

                                                                        1998            1997             1996
                                                                    ------------     -----------     -----------
      Balance at beginning of period . . . . . . . . . . . . . . .  $151,882,698     187,262,501     334,836,768
      Additions during period. . . . . . . . . . . . . . . . . . .       558,194       3,524,500       2,011,678
      Provisions for value impairment. . . . . . . . . . . . . . .         --              --        (49,528,382)
      Sales and dispositions during period . . . . . . . . . . . .   (82,925,144)    (38,904,303)   (100,057,563)
                                                                    ------------     -----------     -----------

      Balance at end of period . . . . . . . . . . . . . . . . . .  $ 69,515,748     151,882,698     187,262,501
                                                                    ============     ===========     ===========

(H)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . . . . . .  $ 56,276,386      68,586,254     104,766,634
      Depreciation expense . . . . . . . . . . . . . . . . . . . .         --          1,187,772       5,413,953
      Sales and dispositions during period . . . . . . . . . . . .   (32,953,960)    (13,497,640)    (41,594,333)
                                                                    ------------     -----------     -----------

      Balance at end of period . . . . . . . . . . . . . . . . . .  $ 23,322,426      56,276,386      68,586,254
                                                                    ============     ===========     ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1998 and 1997.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., from offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

                                                          SERVED IN
NAME                       OFFICE                         OFFICE SINCE
----                       ------                         ------------

Judd D. Malkin             Chairman                       5/03/71
                           Director                       5/03/71
                           Chief Financial Officer        2/22/96
Neil G. Bluhm              President                      5/03/71
                           Director                       5/03/71
Burton E. Glazov           Director                       7/01/71
Stuart C. Nathan           Executive Vice President       5/08/79
                           Director                       3/14/73
A. Lee Sacks               Director                       5/09/88
John G. Schreiber          Director                       3/14/73
H. Rigel Barber            Chief Executive Officer        8/01/93
                           Executive Vice President       1/02/87
Glenn E. Emig              Executive Vice President       1/01/93
                           Chief Operating Officer        1/01/95
Gary Nickele               Executive Vice President       1/01/92
                           General Counsel                2/27/84
Gailen J. Hull             Senior Vice President          6/01/88
Howard Kogen               Senior Vice President          1/02/86
                           Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus - II. Certain of such officers were also officers and the sole director of Carlyle Advisors, Inc., formerly the general partner of JMB/125. Reference is made to the Notes.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. During 1998, management fees of $708,497 were paid to the Corporate General Partner and the General Partners received a distribution from operational cash flow of $425,098. The General Partners received a share of Partnership profits for tax purposes aggregating $9,625,257 in 1998.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. In December 1994, the affiliated manager sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such assignment, JMB Realty Corporation ("JMB") guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin Street property in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property. Included in accounts payable are amounts due to affiliates of $1,732,968 at December 31, 1998 and December 31, 1997, which consists of management fees and leasing commissions of $1,057,092 and advances of $675,876 payable to the affiliated manager. Of the $1,057,092 of management and leasing fees unpaid at December 31, 1998, $232,268 represents the amount JMB is entitled to as a result of JMB paying the management fees to the unaffiliated third party manager pursuant to the guarantee. The cumulative deferred amounts do not bear interest and are expected to be paid in future periods. The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of December 31, 1998 (of which the Partnership's share is approximately $919,500).

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1998 aggregating $1,706 in connection with the provision of liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, $17,153 of such out-of-pocket expenses were incurred by the General Partner or its affiliates, all of which were paid as of December 31, 1998.

     Additionally, the General Partners are also entitled to reimbursements of salaries for administrative, legal, accounting and portfolio management services. Such costs for 1998 were $105,195, of which $25,826 was unpaid as of December 31, 1998. Reference is made to the Notes.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which required the Partnership to make monthly payments to such company through 2010. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount paid in 1998 was $83,636.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

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
Interests therein        directors and the
                         Associate General
                         Partner as a group

----------

     (1)  Includes 20 Interests owned directly by JMB and 5 Interests owned by the Initial Limited Partner of the
Partnership for which JMB, as its indirect majority shareholder, is deemed to have shared voting and investment power.

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

                 10-Q.* Modification to Reserve Escrow Agreement dated December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 10-R. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street building dated May 22, 1997 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16111) dated August 8, 1997.

                 10-S. Purchase Agreement relating to the sale of the RiverEdge Place office building dated December 18, 1997, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated December 23, 1997.

                 10-T. Purchase Agreement relating to the disposition of 260 Franklin Street building dated December 30, 1997, is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated January 2, 1998.

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

       (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.


       No annual report for the fiscal year 1998 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  By:    JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                  By:    Gailen J. Hull
                         Senior Vice President
                  Date:  March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                  By:    Judd D. Malkin, Chairman and
                         Chief Financial Officer
                  Date:  March 22, 1999

                         NEIL G. BLUHM*
                  By:    Neil G. Bluhm, President and Director
                  Date:  March 22, 1999

                         H. RIGEL BARBER*
                  By:    H. Rigel Barber, Chief Executive Officer
                  Date:  March 22, 1999

                         GLENN E. EMIG*
                  By:    Glenn E. Emig, Chief Operating Officer
                  Date:  March 22, 1999


                         GAILEN J. HULL
                  By:    Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                  Date:  March 22, 1999

                         A. LEE SACKS*
                  By:    A. Lee Sacks, Director
                  Date:  March 22, 1999

                         STUART C. NATHAN*
                  By:    Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:  March 22, 1999


                  *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                  By:    Gailen J. Hull, Attorney-in-Fact
                  Date:  March 22, 1999

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

10-P.      Documents relating to the operating
           agreement of Maguire Thomas Partners-
           South Tower, L.L.C.                       Yes

10-Q.      Modification to Reserve Escrow
           Agreement dated December 4,
           1996 relating to the 260 Franklin
           Street Building                           Yes

10-R.      Modification to Reserve Escrow
           Agreement dated May 22, 1997 relating
           to 260 Franklin Street Building           Yes

10-S.      Document relating to the sale
           of RiverEdge Place office building        Yes

10-T.      Document relating to the disposition
           of 260 Franklin Street Building           Yes

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No

27.        Financial Data Schedule                    No