Form 10-Q
period 1999-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1999-05-17
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                  Commission file #0-16111




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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . .      15



PART II     OTHER INFORMATION


Item 5.     Other Information . . . . . . . . . . . . . . . . .      20

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998

                                 (UNAUDITED)


                                   ASSETS
                                   ------

                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . .   $ 15,970,717      26,998,190
  Interest, rents and other
    receivables . . . . . . . . . . . . .      1,474,257         787,105
  Current portion of notes
    receivable. . . . . . . . . . . . . .         63,741          63,741
  Escrow deposits and restricted
    securities. . . . . . . . . . . . . .     14,071,906       2,384,098
  Prepaid expenses. . . . . . . . . . . .      1,482,553           --
                                            ------------    ------------
        Total current assets. . . . . . .     33,063,174      30,233,134
                                            ------------    ------------
    Properties held for sale
      or disposition. . . . . . . . . . .    143,164,988      46,193,322
                                            ------------    ------------

Investment in unconsolidated
  ventures, at equity . . . . . . . . . .        398,908       9,734,036
Deferred expenses . . . . . . . . . . . .      3,074,326       1,116,015
Accrued rents receivable. . . . . . . . .      5,119,915       1,729,398
Long-term portion of note
  receivable. . . . . . . . . . . . . . .        171,832         181,628
                                            ------------    ------------
                                            $184,993,143      89,187,533
                                            ============    ============

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                   CONSOLIDATED BALANCE SHEETS - CONTINUED


            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------


                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------

Current liabilities:
  Current portion of long-term debt . . .   $ 63,723,440           --
  Accounts payable. . . . . . . . . . . .      3,213,919       2,322,676
  Accrued interest payable. . . . . . . .        687,684           --
  Note payable. . . . . . . . . . . . . .      2,500,000           --
  Other current liabilities . . . . . . .        639,554         639,554
                                            ------------    ------------
        Total current liabilities . . . .     70,764,597       2,962,230

Tenant security deposits. . . . . . . . .      1,304,500         303,287
Investment in unconsolidated
  ventures, at equity . . . . . . . . . .      6,168,674       6,108,130
Deferred income . . . . . . . . . . . . .        409,710         532,623
Other liabilities . . . . . . . . . . . .        430,429         430,429
Long-term debt, less current
  portion . . . . . . . . . . . . . . . .    143,677,254     118,190,463
                                            ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . . . .    222,755,164     128,527,162

Venture partner's subordinated equity
  in venture. . . . . . . . . . . . . . .      9,569,401           --

Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . .         20,000          20,000
    Cumulative net earnings (losses). . .    (19,691,426)    (19,637,903)
    Cumulative cash distributions . . . .     (1,445,867)     (1,445,867)
                                            ------------    ------------
                                             (21,117,293)    (21,063,770)
                                            ------------    ------------
   Limited partners:
    Capital contributions,
      net of offering costs . . . . . . .    384,978,681     384,978,681
    Cumulative net earnings (losses). . .   (344,573,745)   (343,289,185)
    Cumulative cash distributions . . . .    (66,619,065)    (59,965,355)
                                            ------------    ------------
                                             (26,214,129)    (18,275,859)
                                            ------------    ------------
        Total partners' capital
          accounts (deficits) . . . . .      (47,331,422)    (39,339,629)
                                            ------------    ------------
                                            $184,993,143      89,187,533
                                            ============    ============








        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

                                                   1999          1998
                                                ----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .$ 8,153,362     2,447,456
  Interest income . . . . . . . . . . . . . . .    431,867       323,855
                                               -----------   -----------
                                                 8,585,229     2,771,311
                                               -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . .  5,246,158     3,170,114
  Property operating expenses . . . . . . . . .  3,160,796       857,412
  Professional services . . . . . . . . . . . .    215,646       165,374
  Amortization of deferred expenses . . . . . .    256,848       121,628
  General and administrative. . . . . . . . . .    196,747       316,161
                                               -----------   -----------
                                                 9,076,195     4,630,689
                                               -----------   -----------
                                                  (490,966)   (1,859,378)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . .    326,846       266,944
Venture partner's share of venture
  operations. . . . . . . . . . . . . . . . . . (1,173,963)      414,242
                                               -----------   -----------
        Earnings (loss) before gains on
          sale or disposition of investment
          properties. . . . . . . . . . . . . . (1,338,083)   (1,178,192)

Gain on sale of interest in unconsolidated
  ventures. . . . . . . . . . . . . . . . . . .      --          115,511
Gain on disposition of investment property. . .      --       23,212,184
                                              ------------    ----------
        Earnings (loss) before
          extraordinary items . . . . . . . . . (1,338,083)   22,149,503
                                              ------------   -----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . .      --       17,451,802
                                              ------------   -----------
        Net earnings (loss) . . . . . . . . . .$ (1,338,083)  39,601,305
                                              ============   ===========

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gains on
           sale or disposition of investment
           properties . . . . . . . . . . . . .$      (2.90)       (2.55)
          Gain on sale of interest in
            unconsolidated ventures . . . . . .      --              .26
          Gain on disposition of investment
            property. . . . . . . . . . . . . .      --            51.80
          Extraordinary items . . . . . . . . .      --            38.95
                                              ------------    ----------
                                              $      (2.90)        88.46
                                              ============    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . .$      15.00        10.04
                                              ============    ==========


        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

                                                 1999            1998
                                             ------------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . .$ (1,338,083)    39,601,305
  Items not requiring (providing) cash or
   cash equivalents:
    Cash generated by investment
      property prior to acquisition
      of venture partner's interest . . . . .  (1,320,717)         --
    Amortization of deferred expenses . . . .     116,936        121,628
    Long-term debt - deferred accrued
      interest. . . . . . . . . . . . . . . .   2,089,069      2,054,373
    Partnership's share of (earnings)
      loss from operations of uncon-
      solidated ventures. . . . . . . . . . .    (326,846)      (266,944)
    Venture partner's share of ventures'
      operations, gain on sale or
      disposition of investment
      properties and extraordinary items. . .   1,173,963       (414,242)
    Gain on sale of interests in
      unconsolidated ventures . . . . . . . .       --          (115,511)
    Total gain on disposition of
      investment property . . . . . . . . . .       --       (23,212,184)
    Extraordinary item, including
      venture partner's share . . . . . . . .       --       (17,451,802)
  Changes in:
    Interest, rents and other receivables . .      36,241         25,591
    Escrow deposits and restricted
      securities. . . . . . . . . . . . . . .    (457,006)      (370,073)
    Prepaid expenses. . . . . . . . . . . . .    (159,097)         --
    Other restricted securities . . . . . . .       --           131,318
    Accrued rents receivable. . . . . . . . .     195,248        199,621
    Long-term portion of note receivable. . .       9,796          --
    Accounts payable. . . . . . . . . . . . .     142,154       (681,529)
    Accrued interest payable. . . . . . . . .       7,050       (400,392)
    Accrued real estate taxes . . . . . . . .       --           159,131
    Deferred income . . . . . . . . . . . . .    (122,913)      (122,914)
    Tenant security deposits. . . . . . . . .       --           (82,079)
    Other liabilities . . . . . . . . . . . .       --           140,000
                                             ------------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . .      45,795       (684,703)
                                             ------------    -----------
Cash flows from investing activities:
  Cash acquired at acquisition of
    venture partner's interest in
    investment property . . . . . . . . . . .   4,872,012          --
  Additions to investment properties,
    excluding amounts from escrow
    deposits and restricted securities. . . .     (40,818)       (95,598)
  Cash proceeds from sale of investment
    property. . . . . . . . . . . . . . . . .       --               200
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . .       --         1,000,000
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . .  (9,223,900)       (28,488)
  Payment of deferred expenses. . . . . . . .     (26,852)        (2,410)
                                             ------------    -----------
        Net cash provided by (used in)
          investing activities. . . . . . . .  (4,419,558)       873,704
                                             ------------    -----------

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                 1999            1998
                                             ------------     ----------
Cash flows from financing activities:
  Distributions to venture partners . . . . .       --           (38,797)
  Contributions from venture partners . . . .       --           453,039
  Distributions to limited partners . . . . .  (6,653,710)    (4,452,037)
                                             ------------    -----------
        Net cash provided by (used in)
          financing activities. . . . . . . .  (6,653,710)    (4,037,795)
                                             ------------    -----------
        Net increase (decrease) in
          cash and cash equivalents . . . . . (11,027,473)    (3,848,794)

        Cash and cash equivalents,
          beginning of year . . . . . . . . .  26,998,190     24,992,726
                                             ------------    -----------
        Cash and cash equivalents,
          end of period . . . . . . . . . . .$ 15,970,717     21,143,932
                                             ============    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest. . . . . . . . . . . . . . . . .$  3,150,039      1,516,133
                                             ============    ===========
  Non-cash investing and financing
   activities:
    Non-cash gain recognized on
      sale of interests in uncon-
      solidated ventures. . . . . . . . . . .$      --           115,511
                                             ============    ===========
    Disposition of investment property:
      Purchase price of mortgage
        loan. . . . . . . . . . . . . . . . .$      --        74,891,213
      Discharge of mortgage loan. . . . . . .       --       (74,891,013)
                                             ------------    -----------
          Cash proceeds from disposition
            of investment property. . . . . .$      --               200
                                             ============    ===========

Acquisition of venture partner's interest:
  Addition to basis in investment
    property. . . . . . . . . . . . . . . . .$ 34,434,099          --
  Note payable. . . . . . . . . . . . . . . .  (2,500,000)         --
  Increase in venture partner's
    deficit in venture and
    partnership's capital . . . . . . . . . . (18,134,099)         --
  Affiliated venture partner share
    of cash paid. . . . . . . . . . . . . . .  (4,599,540)         --
                                             ------------   ------------
        Partnership's contribution
          to unconsolidated venture
          to acquire venture partner's
          interest in venture . . . . . . . .$  9,200,460          --
                                             ============   ============






        See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998

                                 (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report on Form 10-K (File No. 0-16111) filed on March 22, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1998 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1999, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were $234,522 and $384,680, respectively, for the three months ended March 31, 1999 and 1998.

     In addition, the accompanying consolidated financial statements include $245,213 and $204,850, respectively, of the Partnership's share of total property operations of $237,593 and ($43,293) for unconsolidated properties for the three months ended March 31, 1999 and 1998, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this requirement, $130,871 representing such withholding was remitted in 1999 to the state of Maryland on behalf of the Holders of Interests.

     Certain amounts in the 1998 consolidated financial statements have been reclassed to conform with the 1999 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended
March 31, 1999 and 1998 were as follows:

                                                              Unpaid at
                                                               March 31,
                                      1999         1998         1999
                                    --------      ------     -------------
Property management and
  leasing fees. . . . . . . . .     $   --          --         1,057,092
Advances payable. . . . . . . .         --          --           675,876
Insurance commissions . . . . .        1,706        --             --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. . .       30,587      21,555          28,829
                                    --------     -------       ---------
                                    $ 32,293      21,555       1,761,797
                                    ========     =======       =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at March 31, 1999 and December 31, 1998, which consists of management fees and leasing commissions of $1,057,092 and advances of $675,876 payable to the affiliated manager (included in the table above). The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin. As of March 31, 1999, $1,057,092 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager).

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of March 31, 1999 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The amount due under such management termination agreement for the three months ended March 31, 1999 and 1998 was approximately $15,000 and $19,300, respectively.

JMB/900

     Occupancy of this building at the end of the first quarter of 1999 was 100%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (139,948 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits or losses will be distributed or allocated to the Partners in proportion to its 66-2/3% share of capital contributions.

     Pursuant to the extension on the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such leased space has been renewed or released. During 1999, approximately $935,000 has been deposited into escrow from net cash flow from property operations. The escrow balance at March 31, 1999 was approximately $11,231,000.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by MDIFC. Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued certain claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in the venture, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against the venture and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing and contended that, in any event, such claims were offset by PPI's failure to pay interest in the aggregate amount of approximately $36 million on a $20 million loan to PPI. To the extent that JMB/900 would have been required to make contributions to pay for any part of the purported claim for Guaranteed Payments, a portion of the Guaranteed Payments actually paid may have been allocated to other unsecured creditors of PPI and JRA and, therefore, JMB/900 might not have received the full amount of the interest due on the $20 million loan. However, JMB/900's contributions would have created a preferred return level payable out of future net cash flow or net sale or refinancing proceeds. Furthermore, JMB/900 took the position that to the extent that it did not receive annual distributions equal to the interest payable on the $20,000,000 loan, JMB/900's preferred return deficiency would be increased by the amounts not received, but the Venture Partners disputed this characterization.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     As the venture has committed to a plan to sell or dispose of the property, 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

     Prior to the settlement, the equity method had been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in JMB/900. Accordingly, the financial statements did not include the accounts of JMB/900 or Progress Partners. Effective with the settlement, the Partnership and its affiliated venture partner (through JMB/900 and Office Associates) own 66.67% and 33.33% of Progress Partners, respectively. Subsequent to the Partnership's acquisition of a majority interest in Progress Partners, the accounts of JMB/900 and Progress Partners are included in the accompanying consolidated financial statements. The effect of all significant transactions between the Partnership and the consolidated ventures has been eliminated. The payments to acquire the venture partners' interest, the excess of the Partnership's investment balance over the corresponding capital account in the venture and the venture partners' deficit for financial reporting purposes aggregated approximately $34,434,000. This difference was accounted for as additional basis in the investment property for financial reporting purposes.

CALIFORNIA PLAZA

     Occupancy of the building at the end of the first quarter of 1999 was 97%. Net cash flow continues to be escrowed with the lender (included in escrow deposits and restricted securities) pursuant to the December 1993 loan modification. The mortgage note, with a balance of approximately $63,000,000 matures in January 2000. In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. As of March 31, 1999, the outstanding balance of the note receivable was $235,573, which is included in the current portion of notes receivable and the long-term portion of note receivable.

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

The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess of the monthly cash flow paid from March 1993 to March 1999 above the 8% interest pay rate has been put into escrow for the payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. A portion of such funds are reserved for the payment of deferred interest and principal on the mortgage loan. The escrow balance of approximately $2,841,000 at March 31, 1999 is reflected in escrow deposits and restricted securities in the accompanying consolidated financial statements.

     On April 1, 1999, the joint venture entered into a non-binding letter of intent with an unaffiliated third party to purchase the property. The sale is subject to numerous contingencies, including final documentation and due diligence review by the prospective purchaser. The joint venture partner, under the joint venture agreement had a right of first refusal to purchase the property. The joint venture partner has elected not to exercise its right of first refusal to purchase the property. There can be no assurance that a sale to the unaffiliated third party will be completed.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the first quarter of 1999 was 89%.

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

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of March 31, 1999. The lender is essentially entitled to all operating cash flow. During 1998, no excess cash flow was generated.

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

     Piper had discussed an early renewal with PJI which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at March 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and the balance (approximately $1,100,000) is expected to be reimbursed by the insurance carrier in 1999. JMB/Piper made certain advances to Piper for such costs, and expects to have the advances repaid upon reimbursement from the insurance carrier.

     JMB/Piper, on behalf of Piper had explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $167,593,000 as of March 31, 1999), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $16,568,000 at March 31, 1999 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower in 1996, the Partnership has ceased loss recognition relative to its real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund. The Partnership has no future funding obligation for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting and additional losses from the investment in Wells Fargo Center - South Tower will not be recognized.

NEWPARK MALL

     Pursuant to a liquidation agreement dated November 13, 1998, the Partnership, its affiliated venture partner and its unaffiliated venture partner dissolved NewPark Associates and distributed all of its assets to the joint venture partners. On November 18, 1998, the Partnership and its affiliated venture partner sold their interest in the net assets of the NewPark Mall to the unaffiliated joint venture partner for $16,000,000 (of which the Partnership's share was $14,400,000) less brokerage commissions and closing costs of approximately $455,000. As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $7,656,000 in 1998, in part as a result of a previous impairment loss recognized by the Partnership of $3,780,000. The Partnership recognized a gain on sale of approximately $4,781,000 for Federal income tax purposes in 1998.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the three months ended March 31, 1999 and 1998 are as follows:

                                                 1999             1998
                                              -----------      ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . .   $ 4,079,855       4,111,899
                                              ===========      ==========
  Operating loss of ventures. . . . . . . .   $   520,755         752,186
                                              ===========      ==========
  Partnership's share of
    operating profit (loss) . . . . . . . .   $   260,378         376,093
                                              ===========      ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1998 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998.

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

     In March 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer expired at the end of April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In September 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $15 per Interest. Such offer expired in October 1998. As of the date of this report, the Partnership is aware that 2.05% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. The Partnership was recently notified that an unaffiliated third party intends to make an offer for up to approximately 4.7% of the outstanding Interest at a price of $11.50 per Interest. If such offer is made, the Special Committee will advise Holders of Interests of the Special Committee's recommendation, if any, in regard to such offer. There is no assurance that such offer will be made or, if made, will be on the same terms described herein. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The Partnership currently expects that the 900 Third Avenue and California Plaza investment properties will be sold or disposed of during 1999, barring any unforeseen economic developments. The Piper Jaffray Tower investment property may also be sold or disposed of during 1999. The Partnership currently expects to retain its interests in Wells Fargo Center
- South Tower beyond 1999.

     At March 31, 1999, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $16,000,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners and working capital requirements. In addition, the General Partners and their affiliates have previously deferred management and leasing fees payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees for its consolidated and unconsolidated entities. Such fees do not bear interest and are expected to be paid in the future.

     As discussed below, in March 1999, JMB/900 settled various claims and acquired the interests of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $9,200,000) of the $13,800,000 contributed to JMB/900.

     The Partnership and its consolidated ventures have currently budgeted in 1999 approximately $1,025,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1999 is currently budgeted to be approximately $1,404,000. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and whether and when properties are sold.

     In February 1999, the Partnership made a distribution totalling $6,653,710 ($15 per Interest) of sale proceeds (primarily related to the sale of NewPark Mall). All of the Partnership's investment properties are restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications. Due to the property specific concerns discussed below, the Partnership currently considers only the 900 Third Avenue and California Plaza investment properties to be potential significant sources of future cash generated from sales. Although the Partnership expects to distribute proceeds from the sale of the 900 Third Avenue and California Plaza investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue property, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     The Partnership modified the loan secured by the California Plaza Office Building on December 22, 1993. As more fully discussed in the Notes, the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined) with a portion to be used to fund a reserve account. The venture also funded $500,000 into the reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of March 31, 1999). The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, has not been subject to continued depreciation. The mortgage loan secured by the property matures on January 1, 2000. The Partnership currently expects that the property will be sold during 1999. In the event such sale does not occur during 1999, the joint venture that owns the property expects to seek an extension or refinancing of the loan.

     On April 1, 1999, the joint venture entered into a non-binding letter of intent with an unaffiliated third party to purchase the property. The sale is subject to numerous contingencies, including final documentation and due diligence review by the prospective purchaser. The joint venture partner, under the joint venture agreement had a right of first refusal to purchase the property. The joint venture partner has elected not to exercise its right of first refusal to purchase the property. There can be no assurance that a sale to the unaffiliated third party will be completed.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999. As a result of these transactions, the Partnership through JMB/900 owns a majority interest in Progress Partners, thereby, including all accounts of the venture in the consolidated financial statements at March 31, 1999.

     The decrease in cash and cash equivalents at March 31, 1999 as compared to December 31, 1998 is primarily due to the distribution in February 1999 of previously undistributed sale proceeds, and the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners, partially offset by the inclusion of cash acquired upon consolidation of Progress Partners as a result of those acquisitions.

     The increase in current portion of long-term debt at March 31, 1999 as compared to December 31, 1998 is due to the note at the California Plaza Office Building now being classified as current due to its maturity in January 2000.

     The decrease in deferred income at March 31, 1999 as compared to December 31, 1998 is due to the amortization of a lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the California Plaza Office Building.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to the classification of the 900 Third Avenue office building as held for sale as of July 1998, and therefore, not subject to continued depreciation, offset by the sale of the Partnership's interest in the NewPark Mall in November 1998, and the cessation of the equity method with respect to the Partnership's interest (through JMB/900) in Progress Partners after March 17, 1999 when the Progress Partners' accounts were consolidated with those of the Partnership.

     The increase in venture partner's share of venture operations at March 31, 1999 as compared to the same period in 1998 is due to the unaffiliated venture partners' interests in Progress Partners now being included in the consolidated financial statements.

     The gain on sale of interest in unconsolidated ventures for the three months ended March 31, 1998 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

     The gain on disposition of investment property for the three months ended March 31, 1998 relates to the recognition of gain from the disposition of the 260 Franklin Street building in January 1998.

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

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                        1998                               1999
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At      At       At
                                      3/31       6/30       9/30      12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----      -----     ----     ----   -----    -----
1. 900 Third Avenue Building
     New York, New York . . . . . .    97%       100%        99%        97%     100%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . . .    93%        89%        89%        89%      89%
3. Wells Fargo Center
     - IBM Tower
     Los Angeles, California. . . .    90%        90%        90%        85%      86%
4. California Plaza
     Walnut Creek, California . . .   100%        96%        96%        97%      97%


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

           10-A.    Assignment of Partnership Interest between Federal
Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby filed herewith.

           10-B.    Assignment of Partnership Interest between P-C 900
Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby filed herewith.

           10-C.    Assignment of Partnership Interest between 900 Realty,
LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby filed herewith.

           10-D.    Amendment No. 2 to Amended and Restated Agreement of
General Partnership for Progress Partners dated March 17, 1999 is hereby filed herewith.

           10-E.    Amendment No. 3 to Amended and Restated Agreement of
General Partnership for Progress Partners dated March 22, 1999 is hereby filed herewith.

           10-F.    Settlement Agreement and Release between Progress
Properties, Inc., J.R.A. Realty Corporation, P-C 900 Third Associates, 900 Realty LLC and 900 3rd Avenue Associates dated March 17, 1999 is hereby filed herewith.

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 12, 1999