Form 10-Q
period 1999-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 1999-08-16
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                   Commission file #0-16111




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

                                            CONSOLIDATED BALANCE SHEETS

                                        JUNE 30, 1999 AND DECEMBER 31, 1998

                                                    (UNAUDITED)


                                                      ASSETS
                                                      ------
                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      $ 16,749,125      26,998,190
  Interest, rents and other receivables . . . . . . . . . . . . . . . . . .           363,280         787,105
  Current portion of notes receivable . . . . . . . . . . . . . . . . . . .            63,741          63,741
  Escrow deposits and restricted securities . . . . . . . . . . . . . . . .        14,395,505       2,384,098
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,574,403           --
                                                                                 ------------    ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        34,146,054      30,233,134
                                                                                 ------------    ------------
    Properties held for sale or disposition . . . . . . . . . . . . . . . .       143,180,159      46,193,322
                                                                                 ------------    ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . . . .           479,570       9,734,036
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,845,967       1,116,015
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         4,731,957       1,729,398
Long-term portion of note receivable. . . . . . . . . . . . . . . . . . . .           165,038         181,628
                                                                                 ------------    ------------
                                                                                 $185,548,745      89,187,533
                                                                                 ============    ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    1999             1998
                                                                                -------------     -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .      $ 64,097,034           --
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,340,764       2,322,676
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .           688,438           --
  Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,500,000           --
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           639,554         639,554
                                                                                 ------------    ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .        70,265,790       2,962,230
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         1,304,500         303,287
Investment in unconsolidated ventures, at equity. . . . . . . . . . . . . .         6,173,460       6,108,130
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           286,797         532,623
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           430,429         430,429
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . . .       145,188,468     118,190,463
                                                                                 ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       223,649,444     128,527,162
Venture partner's subordinated equity in venture. . . . . . . . . . . . . .        10,057,365           --
Partners' capital accounts (deficits):
   General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .            20,000          20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . .       (19,724,492)    (19,637,903)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .        (1,445,867)     (1,445,867)
                                                                                 ------------    ------------
                                                                                  (21,150,359)    (21,063,770)
                                                                                 ------------    ------------
   Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . .       384,978,681     384,978,681
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . .      (345,367,321)   (343,289,185)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .       (66,619,065)    (59,965,355)
                                                                                 ------------    ------------
                                                                                  (27,007,705)    (18,275,859)
                                                                                 ------------    ------------
        Total partners' capital accounts (deficits) . . . . . . . . . . .         (48,158,064)    (39,339,629)
                                                                                 ------------    ------------
                                                                                 $185,548,745      89,187,533
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

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                           1999          1998           1999           1998
                                                       -----------    ----------    -----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $8,214,533     2,225,341     16,367,895      4,672,797
  Interest income . . . . . . . . . . . . . . . . .        321,731       292,005        753,598        615,860
  Other income. . . . . . . . . . . . . . . . . . .          --          881,537          --           881,537
                                                        ----------    ----------     ----------     ----------
                                                         8,536,264     3,398,883     17,121,493      6,170,194
                                                        ----------    ----------     ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .      5,241,408     3,170,114     10,487,566      6,340,228
  Property operating expenses . . . . . . . . . . .      3,208,244       811,142      6,369,040      1,668,554
  Professional services . . . . . . . . . . . . . .         29,817       102,354        245,463        267,728
  Amortization of deferred expenses . . . . . . . .        267,917       121,628        524,765        243,256
  General and administrative. . . . . . . . . . . .        229,932       270,793        426,679        586,954
                                                        ----------    ----------     ----------     ----------
                                                         8,977,318     4,476,031     18,053,513      9,106,720
                                                        ----------    ----------     ----------     ----------
                                                          (441,054)   (1,077,148)      (932,020)    (2,936,526)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . .         75,876       939,391        402,722      1,206,335
Venture partner's share of venture operations . . .       (461,464)        --        (1,635,427)       414,242
                                                        ----------    ----------     ----------     ----------
        Earnings (loss) before gains on sale or
          disposition of investment properties. . .       (826,642)     (137,757)    (2,164,725)    (1,315,949)

Gain on sale of interest in unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . .          --        2,891,251          --         3,006,762
Gain on disposition of investment property. . . . .          --            --             --        23,212,184
                                                        ----------    ----------     ----------     ----------
        Earnings (loss) before extraordinary
          items . . . . . . . . . . . . . . . . . .       (826,642)    2,753,494     (2,164,725)    24,902,997
                                                        ----------    ----------     ----------     ----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                           1999          1998           1999           1998
                                                       -----------    ----------    -----------     ----------
Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . . .          --            --             --        17,451,802
                                                        ----------    ----------     ----------     ----------
        Net earnings (loss) . . . . . . . . . . . .     $ (826,642)    2,753,494     (2,164,725)    42,354,799
                                                        ==========    ==========     ==========     ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gains on sale
           or disposition of investment
           properties . . . . . . . . . . . . . . .     $    (1.78)         (.30)         (4.68)         (2.85)
          Gain on sale of interest in uncon-
            solidated ventures. . . . . . . . . . .          --             6.45          --              6.71
          Gain on disposition of investment
            property. . . . . . . . . . . . . . . .          --            --             --             51.80
          Extraordinary items . . . . . . . . . . .          --            --             --             38.95
                                                        ----------    ----------     ----------     ----------
                                                        $    (1.78)         6.15          (4.68)         94.61
                                                        ==========    ==========     ==========     ==========

        Cash distributions per limited
          partnership interest. . . . . . . . . . .     $   --             --             15.00          10.04
                                                        ==========    ==========     ==========     ==========













                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                    (UNAUDITED)

                                                                                      1999             1998
                                                                                  ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(2,164,725)     42,354,799
  Items not requiring (providing) cash or cash equivalents:
    Cash generated by investment property prior to acquisition of
      venture partner's interest. . . . . . . . . . . . . . . . . . . . . . . .     (1,320,717)          --
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .        384,853         243,256
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . .      4,178,137       4,108,746
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . . . .       (402,722)     (1,206,335)
    Venture partner's share of ventures' operations, gain on sale
      or disposition of investment properties and extraordinary items . . . . .      1,635,427        (414,242)
    Gain on sale of interests in unconsolidated ventures. . . . . . . . . . . .          --         (3,006,762)
    Total gain on disposition of investment property. . . . . . . . . . . . . .          --        (23,212,184)
    Extraordinary item, including venture partner's share . . . . . . . . . . .          --        (17,451,802)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . .      1,147,218         154,590
    Current portion of notes receivable . . . . . . . . . . . . . . . . . . . .          --           (849,740)
    Escrow deposits and restricted securities . . . . . . . . . . . . . . . . .       (780,605)       (520,621)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,250,947)          --
    Other restricted securities . . . . . . . . . . . . . . . . . . . . . . . .          --            131,318
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        583,206         399,241
    Long-term portion of note receivable. . . . . . . . . . . . . . . . . . . .         16,590        (197,354)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (731,001)       (674,320)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .          7,804        (413,804)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          --              7,630
    Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (245,826)       (245,827)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .          --            (84,098)
    Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             61,670
                                                                                  ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . . . .      1,056,692        (815,839)
                                                                                  ------------     -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                      1999             1998
                                                                                  ------------     -----------
Cash flows from investing activities:
  Cash acquired at acquisition of venture partner's interest in
    investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,872,012           --
  Additions to investment properties, excluding amounts from escrow
    deposits and restricted securities. . . . . . . . . . . . . . . . . . . . .        (55,989)       (201,190)
  Cash proceeds from sale of investment property. . . . . . . . . . . . . . . .          --                200
  Partnership's distributions from unconsolidated venture . . . . . . . . . . .          --          1,000,000
  Partnership's contributions to unconsolidated ventures. . . . . . . . . . . .     (9,223,900)        (78,738)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .        (66,410)        (23,608)
                                                                                  ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . . . .     (4,474,287)        696,664
                                                                                  ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .       (204,260)          --
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . . . .          --            (38,797)
  Contributions from venture partners . . . . . . . . . . . . . . . . . . . . .         26,500         453,039
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . .     (6,653,710)     (4,452,037)
                                                                                  ------------     -----------
        Net cash provided by (used in)
          financing activities. . . . . . . . . . . . . . . . . . . . . . . . .     (6,831,470)     (4,037,795)
                                                                                  ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . . . .    (10,249,065)     (4,156,970)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . . . .     26,998,190      24,992,726
                                                                                  ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .   $ 16,749,125      20,835,756
                                                                                  ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .   $  6,301,625       2,645,286
                                                                                  ============     ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of interests in unconsolidated ventures. .   $      --          3,006,762
                                                                                  ============     ===========

    Disposition of investment property:
      Purchase price of mortgage loan . . . . . . . . . . . . . . . . . . . . .   $      --         74,891,213
      Discharge of mortgage loan. . . . . . . . . . . . . . . . . . . . . . . .          --        (74,891,013)
                                                                                  ------------     -----------
          Cash proceeds from disposition of investment property . . . . . . . .   $      --                200
                                                                                  ============     ===========




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                      1999             1998
                                                                                  ------------     -----------
Acquisition of venture partner's interest:
  Addition to basis in investment property. . . . . . . . . . . . . . . . . . .   $ 34,434,099           --
  Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,500,000)          --
  Increase in venture partner's deficit in venture and partnership's capital. .    (18,134,099)          --
  Affiliated venture partner share of cash paid . . . . . . . . . . . . . . . .     (4,599,540)          --
                                                                                  ------------    ------------
        Partnership's contribution to unconsolidated venture
          to acquire venture partner's interest in venture. . . . . . . . . . .   $  9,200,460           --
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

                           JUNE 30, 1999 AND 1998

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1999, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were $1,212,453 and $374,595, respectively, for the six months ended June 30, 1999 and 1998.

     In addition, the accompanying consolidated financial statements include $321,089 and $1,093,884, respectively, of the Partnership's share of total property operations of $389,344 and $1,258,478 for unconsolidated properties for the six months ended June 30, 1999 and 1998, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 were as follows:

                                                              Unpaid at
                                                               June 30,
                                      1999         1998         1999
                                    --------      ------     -------------
Property management and
  leasing fees. . . . . . . . .     $   --          --         1,057,092
Advances payable. . . . . . . .         --          --           675,876
Insurance commissions . . . . .       16,893        --             --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and other costs
 for the Partnership and
 its investment properties. . .       52,598      43,110          13,828
                                    --------     -------       ---------
                                    $ 69,491      43,110       1,746,796
                                    ========     =======       =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at June 30, 1999 and December 31, 1998, which consists of management fees and leasing commissions of $1,057,092 (discussed below) and advances of $675,876 payable to the affiliated manager (included in the table above). The cumulative deferred amounts do not bear interest and are expected to be paid in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin. As of June 30, 1999, $1,057,092 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager).

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of June 30, 1999 (of which the Partnership's share is approximately $919,500).

The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998. Such deferred amount does not bear interest and is expected to be paid in future periods.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which requires the Partnership to make monthly payments to such company. Such acquisition of interests in the company had no effect on the fees payable by the Partnership under any existing agreements with such company. The Partnership is currently disputing with such company the amount due under such management termination agreement for the six months ended June 30, 1999 and 1998, which such company asserts was approximately $30,000 and $38,600, respectively.

JMB/900

     Occupancy of this building at the end of the second quarter of 1999 was 100%.

     Progress Partners had been negotiating with the building's major tenant, Schulte, Roth & Zabel (139,948 square feet with a lease expiration date of May 31, 2000), for an early renewal and expansion of its lease. However, in the second quarter of 1998, the tenant informed Progress Partners of its intent to vacate all of its space upon the expiration of its current lease.

     Pursuant to the extension of the mortgage loan, net cash flow (as defined) is paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, will be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease discussed above). The remaining proceeds in this escrow plus interest earned thereon, if any, will be released to Progress Partners once 90% of such space has been renewed or released. During 1999, approximately $3,160,000 has been deposited into escrow from net cash flow from property operations. The escrow balance at June 30, 1999 was approximately $11,045,000.

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

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900 entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. Such sale is expected to close in the fourth quarter of 1999. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes. However, the sale is subject to various conditions, including the due diligence investigation of the prospective purchaser, and there can be no assurance a sale of the property will occur or, if so, what the terms, if any such sale will be.

     As the venture has committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, will not be subject to continued depreciation beyond such date.

CALIFORNIA PLAZA

     Occupancy of the building at the end of the second quarter of 1999 was 97%. Net cash flow continues to be escrowed with the lender (included in escrow deposits and restricted securities) pursuant to the December 1993 loan modification. The mortgage note, with a balance of approximately $63,000,000 matures in January 2000. In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. As of June 30, 1999, the outstanding balance of the note receivable was $228,779, which is included in the current portion of notes receivable and the long-term portion of note receivable.

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

The maturity date was extended, as a result of this modification, to January 1, 2000 when the unpaid balance of principal and interest is due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which requires monthly net cash flow to be escrowed (as defined). The excess of the monthly cash flow from March 1993 to March 1999 above the 8% interest pay rate has been put into escrow for the payment of insurance premiums, real estate taxes, and to fund a reserve account to be used to cover future costs, including tenant improvements, lease commissions, and capital improvements, approved by the lender. A portion of such funds are reserved for the payment of deferred interest and principal on the mortgage loan. The escrow balance of approximately $3,350,000 at June 30, 1999 is reflected in escrow deposits and restricted securities in the accompanying consolidated financial statements.

     On May 20, 1999, the joint venture entered into an agreement with an unaffiliated third party to sell the property. The sale is subject to numerous contingencies, including due diligence review by the prospective purchaser, and therefore, there can be no assurance that such sale will be completed on terms set forth in the agreement or any other terms. If the sale of the property is completed on the proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. The joint venture partner, under the joint venture agreement, had a right of first refusal to purchase the property but has elected not to exercise such right.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the second quarter of 1999 was 89%.

     JMB/Piper had discussed an early renewal with PJI, which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (to be built in Minneapolis) upon expiration of its existing lease in 2000. The property manager is actively pursuing replacement tenants for the PJI space; however, given the competitive nature of the downtown Minneapolis market, it is unlikely that all of the PJI space can be released quickly enough to generate enough cash flow to fund the required debt service payments.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of June 30, 1999. The lender is essentially entitled to all operating cash flow. During 1998, no excess cash flow was generated. However, the lender has disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper is in the process of requesting reimbursement from the escrow account of excess capital costs (approximately $200,000) incurred in 1998. Once such funds are received from the escrow account, JMB/Piper will remit the additional amount owed for 1997 to the lender.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, JMB/Piper will not be able to pay the required debt service upon the expiration of PJI's lease in May 2000, as discussed above. JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs and substantially all of the balance (approximately $1,100,000) was reimbursed by the insurance carrier in the second quarter of 1999. JMB/Piper made certain advances to Piper for such costs, which were repaid upon reimbursement from the insurance carrier. In 1999, JMB/Piper made additional advances for payment of real estate taxes. At June 30, 1999, JMB/Piper was owed approximately $350,000 related to such advance. This remaining amount was repaid in the third quarter of 1999.

     JMB/Piper, on behalf of Piper, had explored refinancing alternatives with the lender. Although JMB/Piper had intended to pursue further discussions with the lender concerning possible refinancing and/or loan modification alternatives, it currently appears unlikely that an agreement with respect to such a transaction will be made.

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

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $169,200,000 as of June 30, 1999), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $18,303,000 at June 30, 1999 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the joint venture.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the six months ended June 30, 1999 and 1998 are as follows:

                                                 1999             1998
                                              -----------      ----------
  Total income from properties
    (unconsolidated). . . . . . . . . . . .   $ 9,815,733      10,280,714
                                              ===========      ==========
  Operating profit (loss) of ventures . . .   $  (369,004)       (188,238)
                                              ===========      ==========
  Partnership's share of
    operating profit (loss) . . . . . . . .   $  (184,502)        (94,119)
                                              ===========      ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1998 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     In March 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $30 per Interest. Such offer expired at the end of April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In September 1998, an unaffiliated third party made an unsolicited offer to purchase up to 20,000 Interests at $15 per Interest. Such offer expired in October 1998. In May 1999, an unaffiliated third party made an unsolicited offer to purchase up to approximately 4.7% of the outstanding Interests at $11.50 per Interest. Such offer expired in June 1999. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In July 1999, the unaffiliated third party that had made the previous offer in May 1999 made another unsolicited offer to purchase up to 20,300 Interests at $25 per Interest. Such offer expires at the end of August 1999. The Special Committee has recommended against acceptance of this offer on the basis that, among other things, the offer price is inadequate. As of the date of this report, the Partnership is aware that 2.12% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     As discussed below, joint ventures that own the 900 Third Avenue and California Plaza investment properties have entered into contracts to sell those properties during 1999. The Partnership currently expects to retain its interests in the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties beyond 1999.

     At June 30, 1999, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $16,700,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for the payment of the Partnership's share of leasing costs and capital improvements for its investment properties as well as for future distributions to partners and working capital requirements. In addition, the General Partners and their affiliates have previously deferred management and leasing fees and related items payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees and related items for its consolidated and unconsolidated entities. Such amount does not bear interest and is expected to be paid in the future.

     As discussed below, in March 1999, JMB/900 settled various claims and acquired the interests of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $9,200,000) of the $13,800,000 contributed to JMB/900 to effect these transactions.

     The Partnership and its consolidated ventures have currently budgeted in 1999 approximately $2,068,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for the Piper Jaffray Tower in 1999 is currently budgeted to be approximately $1,759,000. All such amounts are expected to be paid out of the respective escrow accounts for each property. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and whether and when properties are sold.

     In February 1999, the Partnership made a distribution totalling $6,653,710 ($15 per Interest) of sale proceeds (primarily related to the sale of NewPark Mall). All of the Partnership's investment properties are restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for tenant improvements and possibly other expenses related to the particular property. Due to the property specific concerns discussed in the notes, the Partnership currently considers only the 900 Third Avenue and California Plaza investment properties to be potential significant sources of future cash generated from sales.
Although the Partnership expects to distribute proceeds from the sale of the 900 Third Avenue and California Plaza investment properties, aggregate distributions of sale and refinancing proceeds received by Holders of Interest over the entire term of the Partnership are expected to be less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property (or the Partnership's interest therein) and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of these properties. However, upon disposition of such properties or its interests therein, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building for sale, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provides for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement (of which the Partnership's share was approximately
$9 million) with the remaining $2.5 million (of which the Partnership's share will be approximately $1.7 million) to be paid upon the earlier of
(i) closing of a sale of the property by Progress Partners or (ii)
January 3, 2000. In a related agreement and for the payment of $300,000 (of which the Partnership's share was $200,000) and the release of various claims, the litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which are now the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900 entered into a contract to sell the 900 Third Avenue office building to an unaffiliated third party. Such sale is scheduled to close in the fourth quarter of 1999. A sale at the proposed terms would result in a gain for both financial reporting and Federal income tax purposes. The sale is subject to various conditions, including the due diligence investigation of the prospective purchaser, and there is no assurance that a sale of the property will occur or, if so, what the terms of such sale will be.

     The Partnership modified the loan secured by the California Plaza Office Building on December 22, 1993. As more fully discussed in the Notes, the loan modification reduced the pay rate of monthly interest only payments to 8% per annum, effective February 1993, extended the loan maturity date to January 1, 2000, and requires the net cash flow of the property to be escrowed (as defined) with a portion to be used to fund a reserve account. The venture also funded $500,000 into the reserve account as required by the modification agreement. This reserve account (including interest earned thereon) is to be used to fund future costs, including tenant improvements, leasing commissions and capital improvements, approved by the lender (none used as of June 30, 1999). The property has been classified as held for sale or disposition as of December 31, 1996, and therefore, has not been subject to continued depreciation. The mortgage loan secured by the property matures on January 1, 2000. The Partnership currently expects that the property will be sold during 1999. In the event such sale does not occur during 1999, the joint venture that owns the property expects to seek an extension or refinancing of the loan.

     On May 20, 1999, the joint venture entered into an agreement with an unaffiliated third party to sell the property. The sale is subject to numerous contingencies, including due diligence review by the prospective purchaser, and therefore, there can be no assurance that such sale will be completed on terms set forth in the agreement or any other terms. If the sale of the property is completed on the proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. The joint venture partner, under the joint venture agreement, had a right of first refusal to purchase the property but has elected not to exercise such right.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999. As a result of these transactions, the Partnership, through JMB/900, owns a majority interest in Progress Partners, and thereby, includes all accounts of the venture in the consolidated financial statements at June 30, 1999.

     The decrease in cash and cash equivalents at June 30, 1999 as compared to December 31, 1998 is primarily due to the distribution in February 1999 of previously undistributed sale proceeds, and the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners, partially offset by the inclusion of cash acquired upon consolidation of Progress Partners as a result of those acquisitions.

     The decrease in interests, rents and other receivables at June 30, 1999 as compared to December 31, 1998 is due to the reimbursement of advances to JMB/Piper made in 1998, for payments of repairs for flood damage.

     The increase in current portion of long-term debt at June 30, 1999 as compared to December 31, 1998 is due to the note at the California Plaza Office Building now being classified as current due to its maturity in January 2000.

     The decrease in deferred income at June 30, 1999 as compared to December 31, 1998 is due to the amortization of a lease amendment fee which is being recognized as income over the remaining term of the tenant's original lease at the California Plaza Office Building.

     The decrease in other income for the three and six months ended
June 30, 1999 as compared to the same periods in 1998 is primarily due to a reduction in the reserve for uncollectibility on the demand notes related to the 21900 Burbank Boulevard Building in 1998.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1999 as compared to the same periods in 1998 is primarily due to the sale of the Partnership's interest in the NewPark Mall in November 1998, and the cessation of the equity method with respect to the Partnership's interest (through JMB/900) in Progress Partners after March 17, 1999 when the Progress Partners' accounts were consolidated with those of the Partnership.

     The increase in venture partner's share of venture operations for the three and six months ended June 30, 1999 as compared to the same periods in 1998 is due to the affiliated venture partner's interest in Progress Partners now being included in the consolidated financial statements.

     The gain on sale of interest in unconsolidated ventures for the three and six months ended June 30, 1998 relates to the recognition of previously deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993.

     The gain on disposition of investment property for the six months ended June 30, 1998 relates to the recognition of gain from the disposition of the 260 Franklin Street building in January 1998.

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

     The property managers for 900 Third Avenue, Piper Jaffray Tower and California Plaza have conducted assessments of various aspects of these properties' respective operating systems in regard to their year 2000 compliance. In general, such assessments were performed through written inquiries to third party vendors and service personnel for these properties and, to some extent, testing of some of the components at these properties.

Based upon the information received from the property managers, the Partnership believes that the major operating systems for these properties, including HVAC controls, elevators and alarm and safety systems, are or will be year 2000 compliant in all material respects. Certain of the operating systems at these properties require upgrading, which has been undertaken and completed, or will be undertaken and completed in the near future, without the incurrence of material expense. The Partnership does not have information concerning the extent to which the Wells Fargo Center-South Tower is year 2000 compliant. The Partnership has requested such information but has yet to receive a response from the property manger. However, the Partnership does not believe that it is obligated for year 2000 compliance for the Wells Fargo Center-South Tower.

     Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred, and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the information obtained and representations made by the property managers, as well as the representations made by third party vendors and service personnel, for 900 Third Avenue, Piper Jaffray Tower and California Plaza regarding the ability of those properties to be year 2000 compliant in all material respects. The Partnership is also relying on the assessments made by the property managers of the third party vendors and service personnel to be contacted in regard to those properties' year 2000 compliance. In the event that the Partnership's investment properties are not year 2000 compliant in all material respects, the relevant investment property or properties could experience various operational difficulties, such as an inability to process transactions or information and/or systems failures (such as elevators, alarm and security systems). Such operational difficulties could result in remediation and, under certain circumstances, possibly other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in 900 Third Avenue, and/or California Plaza in the event such properties are not sold during 1999.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                        1998                               1999
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At      At       At
                                      3/31       6/30       9/30      12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----      -----     ----     ----   -----    -----
1. 900 Third Avenue Building
     New York, New York . . . . . .    97%       100%        99%        97%     100%     100%
2. Piper Jaffray Tower
     Minneapolis, Minnesota . . . .    93%        89%        89%        89%      89%      89%
3. Wells Fargo Center
     - South Tower
     Los Angeles, California. . . .    90%        90%        90%        85%      86%      86%
4. California Plaza
     Walnut Creek, California . . .   100%        96%        96%        97%      97%      97%


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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: August 13, 1999