Form 10-K405
period 1999-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2000-03-30
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1999                    Commission file no. 0-16111



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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    7

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    9

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    9


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .    9

Item 6.      Selected Financial Data . . . . . . . . . . . .   10

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . .   12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   20

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   21

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   55


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   55

Item 11.     Executive Compensation. . . . . . . . . . . . .   57

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   59

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   60


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   60


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   64

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership, through certain joint ventures, sold the 900 Third Avenue and California Plaza investment properties during 1999. The Partnership currently expects that Piper Jaffray Tower will not generate sufficient cash flow to pay the required debt service during 2000. This could result in the lender taking title to the property.

     The Partnership has made the real property investments set forth in the following table:


                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
1. 900 Third Avenue
     Building
     New York,
     New York. . . . . .        517,000       8/20/84          11/2/99                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.                                               (through joint venture
                                                                                      partnerships) (c)(d)
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
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               limited liability company)
                                                                                      (c)
 5. Villa Solana
     Apartments
     Laguna Hills,
     California. . . . .        272 units     8/30/85          3/23/94                fee ownership of land and
                                                                                      improvements (through a
                                                                                      joint venture partnership)
 6. Eastridge Mall
     Casper, Wyoming . .        477,019       9/10/85          6/30/95                fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 g.l.a.                                               joint venture partnership)





                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------

 7. Woodland Hills
     Apartments
     DeKalb County
     (Atlanta),
     Georgia . . . . . .        228 units     9/30/85          5/22/96                fee ownership of land and
                                                                                      improvements
 8. Park at Countryside
     Apartments
     Port Orange
     (Daytona Beach),
     Florida . . . . . .        120 units    11/27/85          5/5/94                 fee ownership of land and
                                                                                      improvements (through a
                                                                                      joint venture partnership)
 9. 160 Spear Street
     Building
     San Francisco,
     California. . . . .        267,000      11/27/85          1/25/96                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through a
                                                                                      joint venture partnership)
10. 21900 Burbank
     Boulevard
     Building
     Los Angeles
     (Woodland Hills),
      California . . . .         87,000      11/29/85          3/21/96                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
11. 300 East Lombard
     Building
     Baltimore,
     Maryland. . . . . .        232,000      11/29/85          9/30/91                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
12. Boatmen's Center
     Kansas City,
     Missouri. . . . . .        285,000      12/16/85          8/31/89                fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)(e)




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
13. 125 Broad Street
     Building
     New York,
     New York. . . . . .       1,336,000     12/31/85         11/15/94                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
                                                                                      (c)(f)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. . . . . .        325,000      12/31/85          6/30/93                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (c)(d)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts . . .        348,901       5/21/86          1/2/98                 fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)(d)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California. . . . .         98,721       6/17/86          10/6/94                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
17. California Plaza
     Walnut Creek,
     California. . . . .        368,290       6/30/86         12/23/99                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 n.r.a.                                               venture partnerships)
                                                                                      (c)(d)
18. Dunwoody Crossing
     Apartments
     (Phase I, II,
     and III)
     DeKalb County
     (Atlanta),
     Georgia . . . . . .        810 units     9/18/86          5/7/96                 fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnerships)
                                                                                      (c)(d)




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------

19. NewPark Mall
     Newark
     (Alameda County),
     California. . . . .        423,748       12/2/86         11/18/98                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (c)(d)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois. . . . . .        189,651       7/5/89           1/31/97                fee ownership of land and
                                 sq.ft.                                               improvements (g)
                                 g.l.a.
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois .      1,073 spaces    7/21/89          9/25/92                fee ownership of land and
                                                                                      improvements






----------------

   (a) The computation of this percentage for properties held at December 31, 1999 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

   (b) Reference is made to the Notes filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

   (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships or limited liability company through which the Partnership made this real property investment.

   (d) Reference is made to the Notes for a description of the sale of this investment property or the sale of the Partnership's interest in this property.

   (e) Reference is made to the Notes for a description of a 1990 settlement reached with the former venture partners.

   (f) The Partnership's interest in this property was assigned to an affiliate of the Partnership's unaffiliated venture partner in November 1994. Reference is made to the Notes for a description of the sale of the Partnership's interest in this investment property.

   (g) Reference is made to the Notes for a description of the disposition of this investment property.



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions of the Partnership
and certain of its significant investment properties.   Approximate
occupancy levels for the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1999 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On November 2, 1999, 900 Third Avenue Associates, through Progress Partners, sold the 900 Third Avenue office building located in New York, New York for $163,000,000. Reference is made to Item 7 and the Notes for a further description of such transaction.

     On December 23, 1999, the Partnership, through C-C California Plaza sold the California Plaza office building located in Walnut Creek, California for $71,500,000. Reference is made to Item 7 and the Notes for a further description of such transaction.

     On January 2, 1998, the Partnership through 260 Franklin disposed of the 260 Franklin Building located in Boston, Massachusetts. Reference is made to Item 7 and the Notes for a further description of such transaction.

     On November 18, 1998, the Partnership and affiliated venture partner sold their interest in the NewPark Mall located in Newark, California for $16,000,000. Reference is made to Item 7 and the Notes for a further description of such transaction.

     In January 1997, the Partnership disposed of the Springbrook Shopping Center located in Bloomingdale, Illinois. Reference is made to Item 7 and the Notes for a further description of such transaction.

     On December 23, 1997, the Partnership sold the Riveredge Place office building located in Atlanta, Georgia for $26,600,000. Reference is made to
Item 7 and the Notes for a further description of such transaction.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's investment properties owned during 1999:

                                                                 1998                        1999
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
 1. 900 Third Avenue Building
     New York, New York. . . .   Legal Services/
                                 Detective Agency/
                                 Insurance              97%   100%    99%    97%   100%   100%    98%    N/A
 2. Piper Jaffray Tower
     Minneapolis, Minnesota. .   Advertising/
                                 Financial Services     93%    89%    89%    89%    89%    89%    89%    91%
 3. Wells Fargo Center
     - South Tower
     Los Angeles,
     California. . . . . . . .   Business Informa-
                                 tion Systems/
                                 School District/
                                 Legal Services         90%    90%    90%    85%    86%    86%    86%    86%
 4. California Plaza
     Walnut Creek,
     California. . . . . . . .   Manufacturing/
                                 Public Utility        100%    96%    96%    97%    97%    97%    89%    N/A

--------------------
     Reference is made to Item 7 and to the Notes for further information regarding property occupancy, and competitive conditions at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1999 and 1998.



                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 40,289 record Holders of the 443,559.59568 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The cash flows generated from operations by the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties are segregated or restricted as to their use generally to the payment of expenses for those properties pursuant to or as a result of modifications to the mortgage loans secured by such investment properties as more fully discussed in the Notes.

    Reference is made to Item 7 for a discussion of unsolicited tender offers for Interests received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1999           1998           1997           1996            1995
                            -------------   ------------    -----------   ------------   ------------
Total income . . . . . . .   $ 31,837,942     11,459,393     24,349,848     28,496,327     45,415,094
                             ============   ============    ===========    ===========    ===========
Earnings (loss) before
 gains on sale or dispo-
 sition of investment
 properties. . . . . . . .   $ (7,921,675)    (4,060,852)    (2,888,815)   (49,291,781)   (19,930,715)
Gain on liquidation of
 investment in venture . .          --             --           269,147          --             --
Gains on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $18,090,923 in 1999,
 $204,139 in 1996 and
 $823,609 in 1994) and
 manager's incentive
 fee of $1,730,016
 in 1996 . . . . . . . . .     59,322,688     23,212,184      8,631,561     12,230,126      6,785,025
Gains on sale of
 interests in uncon-
 solidated ventures. . . .          --        10,744,678        568,625        435,060        856,751
                             ------------   ------------    -----------    -----------    -----------
Earnings (loss) before
 extraordinary items
 and cumulative effect
 of an accounting
 change. . . . . . . . . .     51,401,013     29,896,010      6,580,518    (36,626,595)   (12,288,939)
Extraordinary items. . . .     (3,989,364)    17,451,802      5,992,828     35,222,847          --
Cumulative effect of
 an accounting change. . .          --             --             --       (30,000,000)         --
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $ 47,411,649     47,347,812     12,573,346    (31,403,748)   (12,288,939)
                             ============   ============    ===========    ===========    ===========




                                 1999           1998           1997           1996            1995
                            -------------  -------------    -----------   ------------   ------------
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   gains on sale or dispo-
   sition of investment
   properties. . . . . . .  $      (17.14)         (8.79)         (6.25)       (106.67)        (43.12)
  Gain on liquidation
   of investment in
   venture . . . . . . . .          --             --               .60          --             --
  Net gains on sale
   or disposition
   of investment
   properties. . . . . . .         132.40          51.81          19.26          27.29          17.05
  Gains on sale or
   disposition of
   interests in uncon-
   solidated ventures. . .          --             23.98           1.27            .97           --
  Extraordinary item . . .          (8.90)         38.95          13.37          78.61           --
  Cumulative effect of
   an accounting change. .          --             --             --            (64.92)         --
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $     106.36         105.95          28.25         (64.72)        (26.07)
                             ============   ============    ===========    ===========    ===========

Total assets . . . . . . .   $102,036,799     89,187,533    145,738,009    174,989,293    301,007,974
Long-term debt . . . . . .   $ 62,608,944    118,190,463    109,972,972    102,089,968    108,528,346
Cash distributions
 per Interest (b). . . . .   $      15.00          40.33            .83          26.37           8.09
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

     During 1998 and 1999, various third parties made unsolicited tender offers to purchase less than 5% of Interests in the Partnership at prices ranging from $11.50 to $30.00 per Interests. All such offers have expired.

The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 2.27% of the Interests have been purchased by unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1999, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $98,900,000. Such funds and certain escrowed amounts (which are restricted as to their use) were available for future distributions to partners, working capital requirements and potential liabilities related to the representations and warranties made upon the sales of the California Plaza office building and the 900 Third Avenue office building. In February 1999, the Partnership made a distribution of $6,653,710 ($15 per Interest) of sale proceeds (primarily related to the sale of NewPark Mall) to the Holders of Interests. In February 2000, JMB/900 distributed approximately $26,400,000 to Carlyle-XIV (the Partnership's affiliated partner in the JMB/900 venture) representing Carlyle-XIV's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership, in February 2000, made a distribution of $39,905,634 ($90 per Interest) of sale proceeds (primarily related to the sales of the California Plaza office building and the 900 Third Avenue office building) to the Holders of Interests. Additionally, in February 2000, the Partnership made a distribution of $17,735,837 ($40 per Interest) to the Holders of Interests and $738,993 to the General Partners from Partnership operational cash flow. The Corporate General Partner also received its $1,231,655 management fee related to the February 2000 distribution. In addition, the General Partners and their affiliates have previously deferred property management, leasing fees and advances payable to them in an aggregate amount of approximately $2,653,000 (approximately $6 per Interest) relating to the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees subject to repayment in the future for its consolidated and unconsolidated entities. In February 2000, the advances were paid to an affiliate of the General Partner (approximately $676,000). The deferred fees do not bear interest and are subject to repayment in the future.

     The Partnership's two investment properties are restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications. In such regard, reference is made to the Partnership's property specific discussions below. Due to the property specific concerns discussed below, the Partnership does not consider either of its two remaining investment properties, Wells Fargo - South Tower and Piper Jaffray Tower to be potential significant sources of future cash generated from sales or operations.

     The Partnership has currently budgeted in 2000 approximately $2,848,000 for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, there are sufficient cash reserves for payment of such items held in escrow pursuant to the loan modification for the Piper Jaffray Tower. Actual amounts expended in 2000 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership has not budgeted any amounts, and has no funding obligation, for the Wells Fargo Center - South Tower.

     PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the fourth quarter of 1999 was 91%.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,619,000 is outstanding as of December 31, 1999. The lender is essentially entitled to all operating cash flow. In addition to fixed interest on the mortgage note secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for 1997, 1998 or 1999. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1997 totalled $385,523. During 1999 and 1998, no such excess cash flow was generated. However, the lender disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid to the Lender directly from the escrow account with the balance paid to JMB/Piper for the excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. While the loan modification provides JMB/Piper with an opportunity to retain an ownership position in the property, under the current terms of the modified debt, there must be significant additional improvement in current market and property operating conditions resulting in a substantial increase in the value of the property before JMB/Piper can share in sale or refinancing proceeds. Currently, Piper generates enough operating cash flow to meet the required debt service payments. However, Piper will not be able to pay the required debt service upon the expiration of PJI's lease in May 2000, as discussed below.

JMB/Piper will not commit additional capital to Piper unless, among other things, it believes that upon sale of the property it will receive a return of such funds and a reasonable rate of return thereon. If a funding requirement arises and none of the Piper partners contribute the required capital, the lender would likely take title to the property. Such disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. JMB/Piper, on behalf of the joint venture is currently in discussions with the mortgage lender regarding the resolution of this issue.

     In 1997, JMB/Piper had discussed an early renewal with U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (recently completed in Minneapolis) upon expiration of its existing lease. PJI has extended a portion of its current space (approximately 68,000 square feet) through December 31, 2001. Additionally, JMB/Piper has executed new long-term leases representing an additional approximately 60,000 square feet. The property manager is actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space can be released quickly enough to generate enough cash flow to fund the required debt service payments as of June 1, 2000.

     On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. In 1999, approximately $260,000 was withdrawn from the escrow account for certain leasing costs. At December 31, 1999, the balance of such escrow account totaled approximately $5,724,000. It is expected that JMB/Piper will repay approximately $50,000 of funds drawn from the escrow account in excess of expenditures for certain leasing costs incurred in 1999. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of December 31, 1999, the manager has deferred approximately $5,055,000 ($1,839,000 of which represents deferred fees due to affiliates through November 1994, of which $919,500 is the Partnership's share) of management fees.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower has not, to date resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999.

     As a result of a flood in 1997, the property incurred significant repair costs in 1998. Piper completed such repairs which totaled approximately $1,100,000. JMB/Piper made certain advances to Piper for such costs, and such advances were repaid in 1999 upon reimbursement from the insurance carrier.

     900 THIRD AVENUE BUILDING

     In March 1999, JMB/900 settled various claims and acquired the interests of the FDIC and the unaffiliated venture partners in Progress Partners, which owns the 900 Third Avenue office building, for $16,300,000, of which $13,800,000 was paid upon closing of the various transactions. In connection with these transactions, the Partnership contributed its proportionate share (approximately $9,200,000) of the $13,800,000 to JMB/900 to effect these transactions. The remaining amount was paid at the sale of the property as discussed below.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash of approximately $62,300,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal Income tax purposes. The Partnership's share of such items is approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival periods, which expires on September 15, 2000. Although it is not expected, JMB/900 may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, JMB/900 has placed this amount into escrow. In connection with the sale of the property, Progress Partners received the balance (approximately $16,083,000) in the escrow account that had been controlled by the lender for the payment of property taxes and releasing costs for the property. Reference is made to the Notes for a further description of the transactions.

     WELLS FARGO CENTER - SOUTH TOWER

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has been extremely competitive over the last several years. The Partnership expects that the competitive market conditions in downtown Los Angeles will continue to have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases have required and are expected to require substantial expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a continued decrease in cash flow from operations over the next several years.

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed, the Partnership's share of losses in 1999 of approximately $3,629,000 were not recognized and the Partnership's 1998 and 1997 shares of income for financial reporting purposes (approximately $464,000 and $286,000, respectively) have not been recognized as such income amounts are not considered realizable. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the "Wells Fargo Center - South Tower" in the Notes for a further description of these events.

     CALIFORNIA PLAZA

     On December 23, 1999, the Partnership, through a joint venture, C-C California Plaza Partnership (the "Venture"), sold the California Plaza office building. Upon closing, the Venture received cash of approximately $6,800,000 (net of closing costs but before prorations). The cash was also net of the repayment of the mortgage loan secured by the property of approximately $64,100,000. The terms of the Venture agreement generally provide that the unaffiliated venture partner did not participate in any sale proceeds until (i) the Partnership's cumulative preferred return, as defined, had been satisfied and (ii) the Partnership received up to an additional $20,000,000 in sale proceeds. Therefore, the Partnership was entitled to and received all of the proceeds from the sale of the property.

Additionally, in connection with the sale of the property, the Venture received the balance (approximately $3,400,000) in a reserve account that had been controlled by the mortgage lender for the payment of future costs, including tenant improvements, leasing commissions and capital improvements for the property. The terms of the Venture agreement generally provide that net cash receipts would be distributed to the Partnership until the Partnership's cumulative preferred return, as defined, had been satisfied. Under these terms, the Partnership also received the funds refunded from the reserve account. As is customary in such transactions, the Venture has agreed to certain representations, warranties and covenants with a stipulated survival period, which expire on December 25, 2000. Although it is not expected, the Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall, in no event, exceed $2,000,000. In addition, the Partnership made certain representations and indemnities to the purchaser and the title insurance company relating to ownership of the property. The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation. Reference is made to the discussion of California Plaza in the Notes for a further description of such sale.

     JMB/125

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that had majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain for financial reporting purposes, of which the Partnership's share was $174,654. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain for financial reporting purposes, of which the Partnership's share was $81,612. Reference is made to the discussion of JMB/125 in the Notes.

     RIVEREDGE PLACE BUILDING

     On December 23, 1997, the Partnership sold the land and related improvements of the RiverEdge Place office building for $26,600,000 (before selling costs and retirement of indebtedness of approximately $23,000,000).

Reference is made to the discussion of River Edge Place Building in the Notes for a further description of such transaction.

     NEWPARK ASSOCIATES

     Pursuant to a liquidation agreement dated November 13, 1998, JMB/NewPark and its venture partner dissolved NewPark Associates and distributed all of its assets to the partners. On November 18, 1998, JMB/NewPark sold its interest in the net assets of the NewPark Mall to the joint venture partner for $16,000,000 of which the Partnership's share was $14,400,000.

     SPRINGBROOK SHOPPING CENTER

     As a result of the non-payment of debt service, the lender realized upon its security and took title to the property in January 1997 in full satisfaction of the loan secured by the property. Reference is made to the discussion of the Springbrook Shopping Center in the Notes for a further description of such transaction.

     260 FRANKLIN

     On January 2, 1998, 260 Franklin through a trust disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. Reference is made to the discussion of 260 Franklin in the Notes for a further description of such transfer.

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

     The borrowings of the Partnership and its ventures consist of separate non-recourse loans secured by the investment properties and individually are not obligations of the entire investment portfolio and the Partnership and its ventures are not personally liable for the payment of such loans. The Partnership currently expects that Piper will not be able to pay the required debt service for the Piper Jaffray Tower investment property during 2000. The Partnership does not intend to commit additional funds to Piper Jaffray Tower unless, among other things, the Partnership will receive a return of such funds together with a reasonable rate of return thereon. The Partnership also does not intend to commit additional funds to Wells Fargo Center - South Tower. This could result in the Partnership no longer having an ownership interest in these remaining properties and in such event would result in taxable income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

     Aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties continue to suffer from the effects of the high levels of debt secured by each property and provide no cash flow to the Partnership.
While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive significant proceeds from operations or sales of either of these properties. However, upon disposition, the Partnership, and therefore, the Holders of Interests will recognize a significant amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are primarily due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999 (resulting in the consolidation of JMB/900), the sale of the 900 Third Avenue office building in November 1999, the sale of the California Plaza office building in December 1999, the sale of the 260 Franklin Street Building in January 1998, the sale of RiverEdge Place office building in December 1997, and the lender obtaining title to the Springbrook Shopping Center in 1997.

     The escrow deposits and restricted securities at December 31, 1999 are related to a reserve account securing the maximum potential liability of Progress Partners for representation, warranties and covenants made in connection with the 900 Third Avenue sale.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1999 as compared to December 31, 1998 is primarily due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999. As a result of these transactions, the Partnership, through JMB/900, owned a majority interest in Progress Partners, and thereby, included all accounts of the venture in the consolidated financial statements at December 31, 1999.

     The venture partner's equity in venture at December 31, 1999 represents Carlyle-XIV's (the affiliated venture partner in JMB/900) share of cash and other current assets at JMB/900. Such cash was generated from operations and the sale of the 900 Third Avenue office building.

     The decrease in other income for the year ended December 31, 1999 as compared to the same period in 1998 is primarily due to a collection of demand notes related to the 21900 Burbank Boulevard Building in 1998.

     The decrease in depreciation expense for the year ended December 31, 1998 as compared to the same period in 1997 is due to all consolidated properties being classified as held for sale or disposition, and therefore, no longer being subject to continued depreciation.

     The management fees to Corporate General Partner for the year ended December 31, 1998 are due to the Partnership's payment of a distribution from operational cash flow in 1998, a portion of which is earned by the Corporate General Partner as a partnership management fee.

     The decrease in the Partnership's share of income (loss) from operations of unconsolidated ventures at December 31, 1998 as compared to December 31, 1997 is primarily due to the reversal of a portion of the accrued contingent interest related to the mortgage loan at the Piper Jaffray investment property in 1997 due to its expected uncollectibility.

     The increase in the venture partner's share of venture operations for the year ended December 31, 1998 as compared to the same period in 1997 is primarily due to the venture partner's proportionate share of management and leasing fees payable by 260 Franklin Street Associates allocated to the venture partner upon disposition of the property in 1998.

     The gain on liquidation of investment in venture for the year ended December 31, 1997 represents gain recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.

     The gain on sale for the year ended December 31, 1999 relates to the recognition of gain from the sale of the California Plaza and 900 Third Avenue office buildings of $23,089,381 and $31,233,307, respectively, in 1999. The gain on sale or disposition of investment property for the year ended December 31, 1998 relates to the recognition of gain from the sale of the 260 Franklin Street Building. The gain on sale or disposition of investment properties of $8,631,561 for the year ended December 31, 1997 relates to the recognition of gain from the sale of the RiverEdge Place building in 1997.

     The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1998 relates to the recognition of $7,656,304 gain from the liquidation of the NewPark joint venture and the sale through JMB/NewPark of the Partnership's interest in NewPark Mall, recognition of $3,006,762 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership and recognition of $81,612 of gain relating to the investment in 125 Broad from the sale of limited partnership interests. The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1997 relates to the recognition of $393,971 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership in June 1993 and recognition of $174,654 of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad.

     The extraordinary items - prepayment penalties and the write-off of deferred mortgage expense for the year ended December 31, 1999 results from the sale of the 900 Third Avenue office building in 1999.

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

YEAR 2000

     The Partnership has not experienced any material disruption in its operations or those of its properties in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. However, as the Partnership's long-term debt bears interest at fixed rates, the Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations, years ended December 31,
  1999, 1998 and 1997

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                       INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XV (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and consolidated ventures at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1999, in conformity with generally accepted accounting principles.









                                             KPMG LLP


Chicago, Illinois
March 24, 2000

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1999 AND 1998

                                                      ASSETS
                                                      ------
                                                                                 1999               1998
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $ 98,865,495        26,998,190
  Interest, rents and other receivables  . . . . . . . . . . . . . . . .          394,084           787,105
  Current portion of note receivable . . . . . . . . . . . . . . . . . .           48,913            63,741
  Escrow deposits and restricted securities. . . . . . . . . . . . . . .        2,000,000         2,384,098
                                                                             ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .      101,308,492        30,233,134
                                                                             ------------      ------------

   Properties held for sale or disposition . . . . . . . . . . . . . . .            --           46,193,322
                                                                             ------------      ------------
Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          534,360         9,734,036
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,751         1,116,015
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .            --            1,729,398
Long-term portion of note receivable . . . . . . . . . . . . . . . . . .          159,196           181,628
                                                                             ------------      ------------

                                                                             $102,036,799        89,187,533
                                                                             ============      ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1999               1998
                                                                             ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,972,411         2,322,676
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .            --              639,554
                                                                             ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .        1,972,411         2,962,230

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .            --              303,287
Investment in unconsolidated ventures, at equity . . . . . . . . . . . .        8,970,325         6,108,130
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              532,623
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              430,429
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .       62,608,944       118,190,463
                                                                             ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       73,551,680       128,527,162

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . .       27,066,809             --

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           20,000            20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (19,401,437)      (19,637,903)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (1,445,867)       (1,445,867)
                                                                             ------------      ------------
                                                                              (20,827,304)      (21,063,770)
                                                                             ------------      ------------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1999               1998
                                                                             ------------       -----------

  Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . .      384,978,681       384,978,681
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .     (296,114,002)     (343,289,185)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (66,619,065)      (59,965,355)
                                                                             ------------      ------------
                                                                               22,245,614       (18,275,859)
                                                                             ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . .        1,418,310       (39,339,629)
                                                                             ------------      ------------
                                                                             $102,036,799        89,187,533
                                                                             ============      ============


























                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                               1999             1998              1997
                                                          -------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $ 29,713,546        9,443,662        22,998,137
  Interest income. . . . . . . . . . . . . . . . . . .        2,069,396        1,134,194         1,351,711
  Other income . . . . . . . . . . . . . . . . . . . .           55,000          881,537             --
                                                           ------------      -----------       -----------
                                                             31,837,942       11,459,393        24,349,848
                                                           ------------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .       20,145,840       12,673,336        23,284,811
  Depreciation . . . . . . . . . . . . . . . . . . . .            --               --            1,187,772
  Property operating expenses. . . . . . . . . . . . .       12,388,914        3,655,197        10,749,263
  Professional services. . . . . . . . . . . . . . . .          364,194          425,684           529,143
  Amortization of deferred expenses. . . . . . . . . .          989,815          502,570           673,032
  Management fees to corporate general partner . . . .            --             708,497             --
  General and administrative . . . . . . . . . . . . .        1,061,170          945,715           806,787
                                                           ------------      -----------       -----------
                                                             34,949,933       18,910,999        37,230,808
                                                           ------------      -----------       -----------
                                                             (3,111,991)      (7,451,606)      (12,880,960)
Partnership's share of income (loss) from
  operations of unconsolidated ventures. . . . . . . .       (2,339,353)       2,976,512         9,992,145
Venture partners' share of ventures' operations. . . .       (2,470,331)         414,242             --
                                                           ------------      -----------       -----------
          Earnings (loss) before gains on sale
            or disposition of investment
            properties . . . . . . . . . . . . . . . .       (7,921,675)      (4,060,852)       (2,888,815)

Gain on liquidation of investment in venture . . . . .            --               --              269,147
Gains on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $18,090,923 in 1999 . . . . . . . . . . .       59,322,688       23,212,184         8,631,561
Gains on sale of interests in unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . .            --          10,744,678           568,625
                                                           ------------      -----------       -----------





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              1999              1998              1997
                                                          -------------     ------------      ------------
          Earnings (loss) before extra-
            ordinary items . . . . . . . . . . . . . .       51,401,013       29,896,010         6,580,518

Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of
    $1,994,382 . . . . . . . . . . . . . . . . . . . .       (3,989,364)           --                --
  Gain on forgiveness of indebtedness. . . . . . . . .            --          17,451,802         5,992,828
                                                           ------------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .     $ 47,411,649       47,347,812        12,573,346
                                                           ============      ===========       ===========

          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties . . . . . . . . . . . . . .     $     (17.14)           (8.79)            (6.25)
              Gain on liquidation of investment
                in venture . . . . . . . . . . . . . .            --               --                  .60
              Net gains on sale or disposition of
                investment properties. . . . . . . . .           132.40            51.81             19.26
              Gains on sale or disposition of
                interests in unconsolidated
                ventures . . . . . . . . . . . . . . .            --               23.98              1.27
              Extraordinary items. . . . . . . . . . .            (8.90)           38.95             13.37
                                                           ------------      -----------       -----------
                                                           $     106.36           105.95             28.25
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

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                         NET                                       NET OF       NET
            CONTRI-    EARNINGS       CASH                        OFFERING    EARNINGS        CASH
            BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS       (LOSS)     DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996. . . .$20,000  (20,028,625)   (1,020,769)  (21,029,394)  384,978,681 (402,819,621)   (41,705,004)  (59,545,944)

Net earnings
 (loss). . .   --         39,069         --           39,069         --      12,534,277          --       12,534,277
Cash distri-
 butions
 ($.83 per
 limited
 partnership
 interest) .   --          --            --            --            --           --          (370,023)     (370,023)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1997. . . . 20,000  (19,989,556)   (1,020,769)  (20,990,325)  384,978,681 (390,285,344)   (42,075,027)  (47,381,690)

Net earnings
 (loss). . .  --         351,653         --          351,653         --      46,996,159          --       46,996,159
Cash distri-
 butions
 ($40.33 per
 limited
 partnership
 interest) .  --           --         (425,098)     (425,098)        --           --       (17,890,328)  (17,890,328)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                         NET                                       NET OF       NET
            CONTRI-    EARNINGS       CASH                        OFFERING    EARNINGS        CASH
            BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS       (LOSS)     DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1998. . . . 20,000  (19,637,903)   (1,445,867)  (21,063,770)  384,978,681 (343,289,185)   (59,965,355)  (18,275,859)

Net earnings
 (loss). . .   --        236,466         --          236,466         --      47,175,183          --       47,175,183
Cash distri-
 butions
 ($15.00 per
 limited
 partnership
 interest) .   --          --            --            --            --           --        (6,653,710)   (6,653,710)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1999. . . .$20,000  (19,401,437)   (1,445,867)  (20,827,304)  384,978,681 (296,114,002)   (66,619,065)   22,245,614
            =======  ===========    ==========   ===========   =========== ============   ============   ===========









                             See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                               1999             1998              1997
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .     $ 47,411,649       47,347,812        12,573,346
  Items not requiring (providing) cash or
   cash equivalents:
    Cash generated by investment property prior
      to acquisition of venture partner's interest . .       (1,320,717)           --                --
    Depreciation . . . . . . . . . . . . . . . . . . .            --               --            1,187,772
    Amortization of deferred expenses. . . . . . . . .          849,903          502,570           673,032
    Long-term debt - deferred accrued interest . . . .        8,489,873        8,217,491        10,129,734
    Partnership's share of (income) loss from
      operations of unconsolidated ventures. . . . . .        2,339,353       (2,976,512)       (9,992,145)
    Venture partners' share of ventures'
      operations, gain on sale or disposition
      of investment properties and
      extraordinary items. . . . . . . . . . . . . . .       18,566,872         (414,242)            --
    Gain on liquidation of investment in venture . . .            --               --             (269,147)
    Total gain on sale or disposition of
      investment properties. . . . . . . . . . . . . .      (77,413,611)     (23,212,184)       (8,631,561)
    Total gain on sale of interests in uncon-
      solidated ventures . . . . . . . . . . . . . . .            --         (10,744,678)         (568,625)
    Extraordinary items including venture
      partner's share. . . . . . . . . . . . . . . . .          161,128      (17,451,802)       (5,992,828)
  Changes in:
    Interest, rents and other receivables. . . . . . .        1,116,433         (320,709)           43,928
    Current portion of note receivable . . . . . . . .           14,828          (63,741)            --
    Prepaid expenses . . . . . . . . . . . . . . . . .        1,323,456            --                --
    Escrow deposits and restricted securities. . . . .       11,614,900         (499,772)          744,237
    Other restricted securities. . . . . . . . . . . .            --             131,318         5,154,489
    Accrued rents receivable, net. . . . . . . . . . .        1,213,533          798,484           526,261
    Deferred expenses. . . . . . . . . . . . . . . . .          230,376            --                --
    Long-term portion of note receivable . . . . . . .           22,432         (181,628)            --
    Accounts payable . . . . . . . . . . . . . . . . .       (1,099,354)        (846,730)       (1,092,706)
    Accrued interest payable . . . . . . . . . . . . .         (680,634)        (413,804)       (3,173,281)
    Other current liabilities. . . . . . . . . . . . .         (639,554)           --               47,201
    Deferred income. . . . . . . . . . . . . . . . . .         (532,623)        (491,653)         (491,651)
    Tenant security deposits . . . . . . . . . . . . .       (1,304,500)         (82,601)          (76,059)
    Other liabilities. . . . . . . . . . . . . . . . .         (430,429)         140,001           (47,202)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .        9,933,314         (562,380)          744,795
                                                           ------------      -----------       -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1999            1998              1997
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Cash acquired at acquisition of venture
    partner's interest in investment property. . . . .        4,872,012            --                --
  Additions to investment properties,
    excluding amounts from escrow deposits
    and restricted securities. . . . . . . . . . . . .         (794,369)        (558,194)       (1,062,024)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . .            --          21,500,873         2,700,000
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . .       (9,223,900)        (296,983)            --
  Cash proceeds from sale or disposition of
    investment properties. . . . . . . . . . . . . . .      228,058,000              200         3,120,382
  Payment of deferred expenses . . . . . . . . . . . .         (735,988)        (106,167)         (395,000)
  Paymeent to venture partner for acquisition
    of interest. . . . . . . . . . . . . . . . . . . .       (2,500,000)           --                --
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .      219,675,755       20,539,729         4,363,358
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .         (484,131)           --                --
  Payoff of mortgage loans . . . . . . . . . . . . . .     (150,708,423)           --                --
  Principal payments on notes payable. . . . . . . . .            --             (70,701)          (70,701)
  Venture partners' contributions to venture . . . . .          104,500          453,039             --
  Distributions to venture partners. . . . . . . . . .            --             (38,797)         (338,967)
  Distributions to general partners. . . . . . . . . .            --            (425,098)            --
  Distributions to limited partners. . . . . . . . . .       (6,653,710)     (17,890,328)         (370,023)
                                                           ------------      -----------       -----------
         Net cash provided by (used in)
           financing activities  . . . . . . . . . . .     (157,741,764)     (17,971,885)         (779,691)
                                                           ------------      -----------       -----------
         Net increase (decrease) in cash and
           cash equivalents. . . . . . . . . . . . . .       71,867,305        2,005,464         4,328,462
         Cash and cash equivalents,
           beginning of year . . . . . . . . . . . . .       26,998,190       24,992,726        20,664,264
                                                           ------------      -----------       -----------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . . . . .     $ 98,865,495       26,998,190        24,992,726
                                                           ============      ===========       ===========





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                1999            1998              1997
                                                            -----------      -----------       -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . .      $12,336,601        4,869,649        21,188,582
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in ventures. . . . . . . . . . . . . .      $     --          10,744,678           568,625
                                                            ===========      ===========       ===========
    Sale or disposition of investment properties:
      Total sale proceeds, net of selling expenses . .      $     --               --           26,146,900
      Purchase price of mortgage loan. . . . . . . . .            --          74,891,213             --
      Prepayment penalties . . . . . . . . . . . . . .            --               --                --
      Payment of mortgages payable and
        accrued interest . . . . . . . . . . . . . . .            --               --          (23,026,518)
      Discharge of mortgage loan . . . . . . . . . . .            --         (74,891,013)            --
      Incentive fee to manager of investment
        property . . . . . . . . . . . . . . . . . . .            --               --                --
                                                            -----------      -----------       -----------
          Cash proceeds from sale or disposition
            of investment properties, net of
            selling expenses . . . . . . . . . . . . .      $     --                 200         3,120,382
                                                            ===========      ===========       ===========
    Disposition of investment properties:
      Balance due on long-term debt cancelled. . . . .      $     --               --           10,932,588
      Accrued interest expense on accelerated
        long-term debt . . . . . . . . . . . . . . . .            --               --              397,729
      Reduction of investment property, net. . . . . .            --               --           (8,448,879)
      Reduction of other assets and liabilities. . . .            --               --              551,930
                                                            -----------      -----------       -----------
         Non-cash gain recognized due to lenders
           realizing upon security . . . . . . . . . .      $     --               --            3,433,368
                                                            ===========      ===========       ===========
    Accrued interest forgiven by lender
      on sale of property. . . . . . . . . . . . . . .      $     --          17,451,802         2,559,460
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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999, 1998 AND 1997


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership currently holds (through joint ventures) an equity investment in two office buildings. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, 260 Franklin Street Associates ("260 Franklin") (prior to the sale in January 1998); C-C California Plaza Partnership ("Cal Plaza") (prior to the sale in December
1999); Villages Northeast Associates ("Villages Northeast") and VNE Partners, Ltd. ("VNE Partners") (sold May 7, 1996) and effective in March 1999, Progress Partners due to JMB/900's purchase of the unaffiliated venture partners' interests in Progress Partners (then sold in November
1999). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II"); 900 Third Avenue Associates ("JMB/900") (prior to March 1999 acquisition as mentioned above); Maguire/Thomas Partners - South Tower LLC (formerly Maguire/Thomas Partners-South Tower) ("South Tower"); JMB/Owings Mills Associates ("JMB/Owings") (sold June 30, 1993); JMB/NewPark Associates, ("JMB/NewPark") (sold November 18, 1998); and Carlyle-XV Associates, L.P., which owned an interest in JMB/125 Broad Building Associates, L.P. ("JMB/125"). In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. In December 1998, JMB/125 was terminated.

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower as discussed below, the Partnership has ceased loss recognition relative to its real estate investment and has reversed those previously recognized losses that the Partnership is no longer obligated to fund, which was reflected as income from restructuring in 1996 in the Partnership's share of income from operations of unconsolidated ventures. The Partnership has no future funding obligation for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership has discontinued the application of the equity method of accounting, and additional losses from the investment in Wells Fargo Center - South Tower will not be recognized.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of certain ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended December 31, 1999 and 1998:


                                                        1999                               1998
                                           ----------------------------      ------------------------------
                                                              TAX BASIS                          TAX BASIS
                                          GAAP BASIS         (UNAUDITED)      GAAP BASIS        (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets . . . . . . . . . . . .     $102,036,799       134,337,244       89,187,533        88,019,339

Partners' capital accounts
  (deficit):
    General partners . . . . . . . .      (20,827,304)       (6,720,327)     (21,063,770)      (10,421,992)
    Limited partners . . . . . . . .       22,245,614        68,271,070      (18,275,859)        9,021,905

Net earnings (loss):
    General partners . . . . . . . .          236,466         3,701,665          351,653         4,625,257
    Limited partners . . . . . . . .       47,175,183        66,049,076       46,996,159        16,552,176

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .           106.36            148.91           105.95             37.31
                                         ============      ============      ===========       ===========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the General Partners to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $96,000,000 and $27,000,000 at December 31, 1999 and 1998, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $130,000 and $16,000 representing such withholding was remitted to the state of Maryland on behalf of the Holders of Interest in 1999 and 1998, respectively.

     The Partnership acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in the 300 E. Lombard Building and in 1993 sold its remaining 38% interest in the 300 E. Lombard Building. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center. In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. In May

1994, the lender realized upon its security interest in the Park at Countryside Apartments. In October 1994, the Partnership sold the 9701 Wilshire Office Building. In November 1994, the Partnership through the JMB/125 venture, assigned its interest in the 125 Broad Street Building to an affiliate of its unaffiliated venture partner. In June 1995, the Partnership sold its interest in Eastridge Mall. In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. In May 1996, the Partnership sold the Woodland Hills apartment complex. Also, in May 1996, the Partnership, through Villages Northeast and VNE Partners, Ltd., sold the Dunwoody Crossing Phases I, II and III apartment complex. In January 1997, the lender realized upon its security interest in the Springbrook Shopping Center. In December 1997, the Partnership sold the RiverEdge Place office building. In January 1998, the Partnership, through 260 Franklin Street Associates, disposed of the 260 Franklin Street Building. In November 1998, the Partnership, through the NewPark Associates venture, sold the NewPark Mall. In November 1999, the Partnership, through JMB/900, sold the 900 Third Avenue office building. In December 1999, the Partnership, through C-C California Plaza Partnership sold the California Plaza office building. The two remaining properties owned at December 31, 1999 were completed and operating.

    The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs, reduced for provisions for value impairment where applicable. Depreciation on the operating properties has been provided over the estimated useful lives of 5-30 years using the straight-line method.

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

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1999 or sold or disposed of during the past three years were $2,111,898, $75,736 and ($5,805,022), respectively, for the years ended December 31, 1999, 1998 and 1997. In addition, the accompanying consolidated financial statements include for the years ended December 31, 1999, 1998 and 1997 $505,590, $2,864,907 and
$9,745,021, respectively, as the Partnership's share of property operations of $758,348, $3,579,605 and $18,479,631 of unconsolidated properties held for sale or disposition as of December 31, 1999, or sold or disposed of in the past three years.

     The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131, which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties and individually are not obligations of the entire investment portfolio. However, for any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would likely result in the Partnership no longer having an ownership interest in such property and in such event would generally result in net gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

VENTURE AGREEMENTS - GENERAL

     The Partnership (or Carlyle-XV Associates, L.P., in which the Partnership held a limited partnership interest) had entered into eight joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900, JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") or Carlyle Real Estate Limited Partnership-XVI (or Carlyle-XVI Associates, L.P., in which Carlyle Real Estate Limited Partnership-XVI held a limited partnership interest) ("Carlyle-XVI")), which are partnerships sponsored by the Corporate General Partner, and eight joint venture agreements with unaffiliated venture partners. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $247,300,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). The terms of these affiliated partnerships provide, in general, that the benefits of ownership, including tax effects, net cash receipts and sale and refinancing proceeds, are allocated between or distributed to, as the case may be, the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture.

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

     The terms of the Cal Plaza venture can be described as follows: generally, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the Partnership. In addition, generally amounts equal to certain expenses paid from capital contributions by the Partnership or venture partner are allocated to the contributing partner or partners.

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

     During 1990, the Partnership accepted non-interest bearing promissory notes totalling $2,325,000 as settlement for certain claims against the joint venture partner. As of December 31, 1997, the Partnership had received cash payments totalling $1,910,937 and scheduled payments were delinquent in the amount of $414,063. During 1998, $23,748 was received as final settlement for one of the promissory notes and the remaining amount of $224,690 was written off. During 1999, $55,000 was received as a final settlement on the remaining promissory note and the remaining amount of $110,625 was written off. The Partnership has recognized revenue on the settlement to the extent of the cash collected.

     CALIFORNIA PLAZA

     In December 1993, an agreement was reached with the lender to modify the loan by reducing the pay rate. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment, an extended the maturity date to January 1, 2000 when the unpaid balance of principal and interest was due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which required monthly net cash flow to be escrowed (as defined). A portion of such funds were reserved for the payment of deferred interest and principal on the mortgage loan.

     On December 23, 1999, the Partnership, through a joint venture, C-C California Plaza Partnership (the "Venture"), sold the California Plaza office building. Upon closing, the Venture received cash of $6,754,665 (net of closing costs but before prorations). The cash was also net of the repayment of the mortgage loan secured by the property of approximately $64,100,000. The terms of the Venture agreement generally provide that the unaffiliated venture partner did not participate in any sale proceeds until
(i) the Partnership's cumulative preferred return, as defined, had been satisfied and (ii) the Partnership received up to an additional $20,000,000 in sale proceeds. Therefore, the Partnership was entitled to and received all of the proceeds from the sale of the property. Additionally, in connection with the sale of the property, the Venture received the balance of cash receipts (approximately $3,400,000) in a reserve account that had been controlled by the mortgage lender for the payment of future costs, including tenant improvements, leasing commissions and capital improvements for the Property. The terms of the Venture agreement generally provide that net cash receipts would be distributed to the Partnership until the Partnership's cumulative preferred return, as defined, had been satisfied. Therefore, the Partnership also received the funds released from the reserve account.

     The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation after such date. As a result of this sale, the Venture recognized a gain of $23,089,381 and $49,334,171 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was $23,089,381 and $29,545,904, respectively. As is customary in such transactions, the Venture has agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on December 25, 2000. Although it is not expected, the Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall, in no event, exceed $2,000,000. In addition, the Partnership made certain representations and indemnities to the purchaser and the title insurance company relating to its right to cause a sale of the property.

     In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of December 31, 1999, the outstanding balance of the note receivable was $208,109 which is included in current portion of note receivable and long-term portion of note receivable.

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XV, acquired the developer's interest in the OB Joint Venture, which owns a fee interest in the land underlying the office building. JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower has not, to date resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $147,000,000 and $127,000,000 at December 31, 1999 and 1998, respectively.

     The property is subject to a mortgage loan in the principal amount of $100,000,000 of which approximately $95,619,000 is outstanding as of December 31, 1999. Under the terms of a modification agreement with the lender, in addition to fixed interest on the mortgage notes secured by the Piper Jaffray Tower, contingent interest is payable in annual installments on April 1 computed at 50% of gross receipts, as defined, for each fiscal year in excess of $15,200,000. No such contingent interest was due for the years ended December 31, 1997, 1998 or 1999. In addition, to the extent the investment property generates cash flow after payment of the fixed interest on the mortgage, contingent interest, if any, leasing and capital costs, and 25% of the ground rent, such amount will be paid to the lender as a reduction of the principal balance of the mortgage loan. The excess cash flow payments remitted to the lender for 1997 totalled $385,523. During 1999 and 1998, no such excess cash flow was generated. However, the lender disputed certain amounts included in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. In 1999, approximately $610,000 representing property management fees was deposited and approximately $260,000 was withdrawn from the escrow account for certain leasing costs. The escrow balance as of December 31, 1999 was approximately $5,724,000. It is expected that JMB/Piper will repay approximately $50,000 of funds drawn from the escrow account in excess of expenditures for certain leasing costs incurred in 1999. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of December 31, 1999, the manager has deferred approximately $5,055,000

($1,839,000 of which represents deferred fees due to affiliates through November 1994) of management fees. If upon sale or refinancing of the property or maturity of the loan, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. Additionally, pursuant to the terms of the loan modification, effective January 1992, OB Joint Venture, as majority owner of the underlying land, began deferring receipt of its share of land rent. These deferrals, which totaled $8,342,500 as of December 31, 1999, will be payable from net sale or refinancing proceeds, if any.

     Repayment of the mortgage loan is subject to a prepayment fee ranging from 6% to 1% through the maturity date as well as an amount that will provide the lender with an internal rate of return from 12.75% to 13.59% out of proceeds from the sale or refinancing of the property. After the prepayment fees, the lender participates in any remaining sale or refinancing proceeds. Based on the Partnership's estimate of the value of the building at December 31, 1997, it was determined that the lender is not expected to receive the entire balance of the loan and interest that Piper had accrued based on the above mentioned internal rate of return, contingent upon the sale or refinancing of the property. Therefore, in 1997, $18,600,000 of such interest was reversed and charged to operations. Total indebtedness, including such interest under the mortgage loan, is approximately $99,262,000 and $99,384,000 at December 31, 1999 and 1998,
respectively. Under the current terms of the modified debt, there must be a significant improvement in the current market and property operating conditions resulting in a significant increase in value of the property in order for JMB/Piper to share in any future net sale or refinancing proceeds. Given the extremely competitive nature of the downtown Minneapolis market and PJI's pending vacancy, it is not expected that the value of the building will increase in the near term to permit JMB/Piper to share in any future sale or refinancing proceeds.

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

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin's lease was scheduled to expire in January 2005 and provided for annual rental payments which were significantly higher than current market rental rates. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. Larkin may prepay all or a portion of the note at any time. As of the date of this report, all amounts due under the note have been received. The balance of the note receivable as of December 31, 1999 is $292,152.

     In 1997, JMB/Piper had discussed an early renewal with U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000. Piper and PJI were unable to come to terms and PJI announced that it would be moving to a new building (recently completed in Minneapolis) upon expiration of its existing lease. PJI has extended a portion of its current space (approximately 68,000 square feet) through December 31, 2001. Additionally, JMB/Piper has executed new long-term leases representing an additional approximately 60,000 square feet. The property manager is actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space can be released quickly enough to generate enough cash flow to fund the required debt service payments as of June 1, 2000.

     JMB/900

     In 1984, the Partnership with C-XV acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owns a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI") and an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. Prior to the sale of their interests, the partners of Progress Partners were PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 33-1/3% share of capital contributions.

     Pursuant to the extension of the mortgage loan, prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). The remaining proceeds in this escrow plus interest earned thereon, if any, were to be released to Progress Partners once 90% of such space had been renewed or released. During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property discussed below.

     In December, 1997, two of the Venture Partners, JRA and PPI, filed for bankruptcy in order to prevent the foreclosure of their interests by State of Maryland Deposit Insurance Fund Corporation ("MDIFC"). Since the bankruptcy filing, an affiliate of PPI effected a settlement with MDIFC by purchasing its claims. JMB/900 pursued certain claims against the Venture Partners in the bankruptcy forum and sought to either foreclose on or buy-out the interests of the Venture Partners in Progress Partners, or to otherwise dispose of those interests pursuant to a bankruptcy plan. The Venture Partners asserted claims against Progress Partners and JMB/900 including claims for unpaid Guaranteed Payments in the purported amount of $36 million. JMB/900 denied that such claims were due and owing.

     In July 1998, JMB/900 entered into an agreement with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations).
The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on September 15, 2000. Although it is not expected, JMB/900 may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, JMB/900 has placed this amount into an escrow account.

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, has not been subject to continued depreciation beyond such date for financial reporting purposes.

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

     In general, upon sale or refinancing of the property, net sale or refinancing proceeds were to be distributed 80% to the Partnership and the Affiliated Partner and 20% to another partner until the Partnership and the Affiliated Partner received the amount of any deficiency in their preferred return described above plus an amount equal to their "Disposition Preference" (which, in general, began at $120,000,000 and increased annually by $8,000,000 to a maximum of $200,000,000). Any remaining net sale or refinancing proceeds were to be distributed 49.99% to the Partnership and the Affiliated Partner and the remainder to the other partners.

     The office building is being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate is entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     The mortgage note secured by the property (with a balance of approximately $175,243,000 and accrued interest of approximately $1,509,000 as of December 31, 1999), matured December 1, 1994. The Partnership and the joint venture had been in discussions with the lender regarding an extension of the mortgage note. The venture continued to make interest payments to the lender under the original terms of the mortgage note and was required to escrow all available cash flow. In the fourth quarter of 1996, the joint venture and the lender reached an agreement to modify the mortgage note. The agreement provides that the mortgage note be extended to September 2003 at an interest rate of 10% with all excess cash flow being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     Concurrently, in the fourth quarter of 1996, the Partnership reached an agreement with the lender to modify the promissory note (with a principal balance of $22,750,000 and accrued interest of approximately $5,800,000 prior to modification). The Partnership's amended and restated promissory note has an adjusted principal balance of approximately $40,830,000 consisting of the original principal loan balance, unpaid accrued interest, the Partnership's share of the mortgage loan extension fee and a restructuring fee of approximately $11,600,000. The promissory note is due September 2003 and accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is secured solely by the Partnership's interest in the property and is non-recourse to the Partnership.

     In conjunction with the note modifications, the South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed, the Partnership's share of losses in 1999 of approximately $3,629,000 were not recognized and the Partnership's share of income for financial reporting purposes (approximately $286,000 in 1997 and $464,000 in 1998) has not been recognized as such income amounts are not considered realizable.

     At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In such event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that had majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share was $174,654. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain, of which the Partnership's share was $81,612, and JMB/125 was terminated.

     JMB/NEWPARK

     In December 1986, the Partnership, through the JMB/NewPark joint venture partnership, acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall. JMB/NewPark invested $32,500,000 for its 50% interest in NewPark Associates. In December 1995, the developer transferred its interest in NewPark Associates to a new venturer affiliated with the developer.

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

     As a result of the acquisition by Federated Department Stores of the company which owned the Emporium Capwell store at NewPark, Federated, which also owns the Macy's store at NewPark, approached NewPark Associates regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, NewPark Associates negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received a lease termination fee of approximately $2,187,000, of which the Partnership's share was approximately $984,000.

     The portion of the shopping center owned by NewPark Associates was managed under a long-term agreement pursuant to which the manager was paid a management fee equal to 4% of the fixed and percentage rent. An amendment to the management agreement provided that the new manager would pay to an affiliate of the General Partners of the Partnership an annual consulting fee in the amount of $100,000 in consideration for assisting NewPark Associates and the venture partner in the evaluation of property budgets and leasing and long-term strategies for NewPark Mall. Such consulting fee was paid out of the management fee noted above.

     Pursuant to a liquidation agreement dated November 13, 1998, JMB/New Park and the venture partner dissolved NewPark Associates and distributed all of its assets to the joint venture partners. On November 18, 1998, JMB/NewPark sold its interest in the net assets of the NewPark Mall to the venture partner for $16,000,000 less brokerage commissions and closing costs of approximately $455,000. As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $7,656,000 in 1998, in part as a result of a previous impairment loss recognized by the Partnership of $3,780,000. The Partnership recognized a gain on sale of approximately $4,781,000 for Federal income tax purposes in 1998.

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

     The mortgage note, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin was required to (a) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (b) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $175,000, and (c) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share was $105,000. The escrow account ($202,378 at December 31, 1997 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $5,045,000 used as of December 31, 1997) as defined. The balance of the escrowed funds remaining at December 31, 1997 was used for the payment of interest due to the lender as described above.

     The mortgage loan matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that 260 Franklin submit net operating cash flow of the property to the lender. In addition, the lender had indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin entered into negotiations with the lender and an unaffiliated third party regarding the disposition of the property to the unaffiliated third party. Effective January 1, 1998, the joint venture entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000.

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

     OWINGS MILLS

     In December 1985, the Partnership, through the JMB/Owings joint venture partnership, acquired an interest in an existing joint venture partnership ("Owings Mills") which owned an interest in an enclosed regional shopping center. JMB/Owings's original cash investment was $7,000,000, of which the Partnership's share was $3,500,000. On June 30, 1993, JMB/Owings sold its partnership interest in Owings Mills to an affiliate of JMB/Owing's joint venture partners.

     The sale price of the interest was $9,416,000, all of which was received in the form of a promissory note. In addition, JMB/Owings was relieved of its allocated portion of the debt secured by the property. The promissory note (which was secured by a guaranty from an affiliate of the purchaser and a joint venture partner) bore interest at a rate of 7% per annum subject to increase to 8% per annum for the remainder of the term of the note. The promissory note required principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may have been required under certain circumstances, including the sale or further encumbrance of Owings Mills Mall. On June 30, 1998, JMB/Ownings collected the remaining principal balance of the purchase price note of approximately $5,598,000, of which the Partnership's share was approximately of $2,800,000 and JMB/Ownings was subsequently terminated.

     The net cash proceeds and gain from sale of the interest were allocated 50% to the Partnership and 50% to Carlyle-XVI in accordance with the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). JMB/Owings recognized $6,048,733 and $787,942 of deferred gain and $202,547 and $494,172 of interest income for the years ended December 31, 1998 and 1997, respectively, of which the Partnership's share of deferred gain was $3,028,163 and $393,971 and the Partnership's share of interest income was $101,273 and $247,086, respectively.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999 and
1998:
                                                    1999           1998
                                                ------------   -----------
17.0% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003 . .    $62,608,944     55,667,069

10.375% mortgage note; secured by the
 California Plaza Building; modified in
 December 1993 to require interest
 only payments of $384,505 (8.00%)
 due monthly effective February 1993
 through January 1, 2000; interest
 accrued at 10.375% through January 1,
 2000 when the unpaid principal and
 interest was due (retired upon sale
 in December 1999) . . . . . . . . . . . . .          --        62,523,394
                                                -----------   ------------
     Total debt. . . . . . . . . . . . . . .     62,608,944    118,190,463
     Less current portion
       of long-term debt . . . . . . . . . .          --             --
                                                -----------   ------------
     Total long-term debt. . . . . . . . . .    $62,608,944    118,190,463
                                                ===========   ============

     Included in the above total long-term debt is $21,774,386 and $21,792,401 for 1999 and 1998, respectively, which represents interest accrued but not currently payable pursuant to the terms of the notes.

     Five year maturities of long-term debt are as follows:

                    2000 . . . . . . .    $    --
                    2001 . . . . . . .         --
                    2002 . . . . . . .         --
                    2003 . . . . . . .     62,608,944
                    2004 . . . . . . .         --

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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of an investment property by the Partnership of up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distribution being made, the Holders of Interests are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Holders of Interests have not yet received and are not expected to receive cash distributions of net sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. As of the date of this report, the General Partners have received net sale or refinancing proceeds aggregating $170,311 which will be refunded upon liquidation of the Partnership.

MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager has acted as property manager of the 260 Franklin Street Building (through its sale in January
1998) and the RiverEdge Place Building (through its sale in December 1997) on the same terms that existed prior to the assignment of the management contracts. In connection with such transaction, an affiliate of the Corporate General Partner previously guaranteed the payments to the successor manager of certain property management fees. As a result, such affiliate paid property management fees for the 260 Franklin Street Building for 1995 to the successor manager pursuant to the guarantee. In addition, the affiliated property manager had entered into a sub-management agreement with the successor for management of the 900 Third Avenue Building.

NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller, which were personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individuals' obligations, including their obligations under the notes, were discharged. Previously, it appeared that the principals guaranteeing the notes had little or no assets which the Partnership could pursue for collection and it appeared unlikely that any further amounts would be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount recorded for financial reporting purposes ($1,466,051) had been reflected in the consolidated financial statements at December 31, 1997. In July 1998, the Partnership received final collection, from bankruptcy proceeds, toward the notes in the amount of $785,998. Therefore, such amount was recognized in income as of December 31, 1998.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999, 1998 and 1997 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                               1999       1998       1997        1999
                             --------    -------   --------   ------------
Property management
 and leasing fees. . . . . . $  --          --        9,246     1,057,092
Management fees to
 corporate general
 partner . . . . . . . . . .    --       708,497      --            --
Advances payable . . . . . .    --          --        --          675,876
Insurance commissions. . . .    2,739      1,706     15,019         --
Reimbursement (at cost)
 for accounting services . .    2,759     15,520     18,963            66
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .  110,540     74,307     52,248        34,084
Reimbursement (at cost)
 for legal services. . . . .   22,027     15,368     15,008         7,538
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .    --        17,153         77         --
                             --------    -------  ---------     ---------
                             $138,065    832,551    110,561     1,774,656
                             ========    =======  =========     =========

     The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at December 31, 1999 and December 31, 1998, which consists of management fees and leasing commissions of $1,057,092 (included in the table above) and advances of $675,876 (included in the table above) payable to the affiliated manager. The cumulative deferred amounts do not bear interest and are subject to payment in future periods.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of December 31, 1999, $1,057,092 (included in the table above) of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager). In connection with the sale of the 260 Franklin Street building in 1998, a pro rata share of the unpaid fees was transferred to the accounts of the Partnership for financial reporting purposes.

    The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of December 31, 1999 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998. Such deferred amount does not bear interest and is subject to payment in future periods.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which required the Partnership to make monthly payments to such company through 2010. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The Partnership disputed the amounts due under such management termination agreement. Effective September 29, 1999, the Partnership and such company executed a new termination agreement whereby the Partnership agreed to pay a $659,028 termination fee in full satisfaction of all previous and future amounts due through 2010 under the original termination agreement. Such amount was determined primarily by estimating the future annual payments through September 2010 to become due to such company under the original termination agreement and discounting them to a present value at a 10% per annum rate. At the time the new termination agreement was entered into, officers and directors of the Corporate General Partner owned in the aggregate an approximate 5% indirect interest in such company.


INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for Wells Fargo Center - South Tower, JMB/Piper and JMB/Piper II JMB/900 (no longer an unconsolidated venture as of March 1999, the venture partner interest purchase cdate) for the years ended 1999 and 1998 follows:
                                            1999              1998
                                        ------------      ------------

Current assets . . . . . . . . . . .    $  9,545,029        30,057,665
Current liabilities. . . . . . . . .     (15,061,291)      (18,191,860)
                                        ------------      ------------
    Working capital (deficit). . . .      (5,516,262)       11,865,805
                                        ------------      ------------
Other assets . . . . . . . . . . . .      30,904,880        43,398,071
Deferred expenses. . . . . . . . . .       6,723,036         7,053,036
Investment properties, net . . . . .     214,368,430       286,077,699
Other liabilities. . . . . . . . . .         (17,392)       (1,011,524)
Long-term debt . . . . . . . . . . .    (275,359,348)     (354,324,874)
Venture partners' equity . . . . . .       6,693,183           510,714
                                        ------------      ------------
    Partnership's capital (deficit).    $(22,203,473)       (6,431,073)
                                        ============      ============
Represented by:
  Invested capital . . . . . . . . .    $111,275,212       148,405,103
  Cumulative distributions . . . . .     (40,483,173)      (49,903,117)
  Cumulative losses. . . . . . . . .     (92,995,512)     (104,933,059)
                                        ------------      ------------
                                        $(22,203,473)       (6,431,073)
                                        ============      ============
Total income . . . . . . . . . . . .    $ 48,783,628        86,760,343
Expenses applicable to
  operating earnings . . . . . . . .      66,346,587        79,960,482
                                        ------------      ------------
Operating earnings . . . . . . . . .     (17,562,959)        6,799,861
                                        ------------      ------------
Net earnings (loss). . . . . . . . .    $(17,562,959)        6,799,861
                                        ============      ============

     The total income, expenses applicable to operating earnings and net income for the above ventures for the year ended December 31, 1997 were $87,541,408, $66,800,486 and $20,740,922, respectively.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's share of loss (approximately $3,629,000) was not recognized in 1999, 1998 and 1997, share of income from Wells Fargo Center - South Tower (approximately $464,000 and $286,000, respectively) has not been recognized as such income amounts are not considered realizable.

SUBSEQUENT EVENT

     On February 29, 2000, the Partnership made a distribution of $39,905,634 ($90 per Interest) of sale proceeds (primarily related to the sales of the California office building and the 900 Third Avenue office building) to the Holders of Interests. Additionally, in February 2000, the Partnership made a distribution of $17,735,837 ($40 per Interest) to the Holders of Interests and $738,993 to the General Partners from Partnership operational cash flow. The Corporate General Partner also received its $1,231,655 management fee related to the February 2000 distribution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1999 and 1998.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., from offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Corporate General Partner are as follows:

                                                          SERVED IN
NAME                       OFFICE                         OFFICE SINCE
----                       ------                         ------------

Judd D. Malkin             Chairman                       5/03/71
                           Director                       5/03/71
                           Chief Financial Officer        2/22/96
Neil G. Bluhm              President                      5/03/71
                           Director                       5/03/71
Burton E. Glazov           Director                       7/01/71
Stuart C. Nathan           Executive Vice President       5/08/79
                           Director                       3/14/73
A. Lee Sacks               Director                       5/09/88
John G. Schreiber          Director                       3/14/73
H. Rigel Barber            Chief Executive Officer        8/01/93
                           Executive Vice President       1/02/87
Gary Nickele               Executive Vice President       1/01/92
                           General Counsel                2/27/84
Gailen J. Hull             Senior Vice President          6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. The foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, JMB Income-VII, JMB Income-XI, and Carlyle Income Plus - II. Certain of such officers were also officers and the sole director of Carlyle Advisors, Inc., formerly the general partner of JMB/125. Reference is made to the Notes.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. The General Partners received a share of Partnership profits for Federal income tax purposes aggregating $3,701,665 in 1999. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts upon termination of the Partnership.

     If upon completion of the liquidation and the distribution of all Partnership funds, the Holders of Interests have not received a specified amount of net sale or refinancing proceeds, the General Partners will be required to return the net sale or refinancing proceeds received by them, $170,311 as of the date of this report. The Holders of Interests are not expected to receive the specified amount of net sale or refinancing proceeds. Accordingly, it is expected that the General Partners will be required to return the amount of net sale or refinancing proceeds received by them.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. In December 1994, the affiliated manager sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. In connection with such assignment, JMB Realty Corporation ("JMB") guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin Street property in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property. Included in accounts payable are amounts due to affiliates of $1,732,968 at December 31, 1999 and December 31, 1998, which consists of management fees and leasing commissions of $1,057,092 and advances of $675,876 payable to the affiliated manager. Of the $1,057,092 of management and leasing fees unpaid at December 31, 1999, $232,268 represents the amount JMB paid to the unaffiliated third party manager pursuant to the guarantee. The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of December 31, 1999 (of which the Partnership's share is approximately $919,500). The cumulative deferred amounts do not bear interest and are subject to payment in future periods.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1999 aggregating $2,739 in connection with the provision of professional liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1999, there were no such out-of-pocket expenses were incurred by the General Partner or its affiliates.

     Additionally, the General Partners are also entitled to reimbursements of salaries for administrative, legal, accounting and portfolio management services. Such costs for 1999 were $135,326, of which $41,688 was unpaid as of December 31, 1999. Reference is made to the Notes.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). In connection with the sale of Erie McClurg, a management termination agreement was reached which required the Partnership to make monthly payments to such company through 2010. Such acquisition had no effect on the fees payable by the Partnership under any existing agreements with such company. The Partnership disputed the amounts due under such management termination agreement. Effective September 29, 1999, the Partnership and such company executed a new termination agreement whereby the Partnership agreed to pay a $659,028 termination fee in full satisfaction of all previous and future amounts due through 2010 under the original termination agreement. Such amount was determined primarily by estimating the future annual payments through September 2010 to become due to such company under the original termination agreement and discounting them to a present value at a 10% per annum rate. At the time the new termination agreement was entered into, officers and directors of the Corporate General Partner owned in the aggregate an approximate 5% indirect interest in such company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                         NAME OF                              AMOUNT AND NATURE
                         BENEFICIAL                           OF BENEFICIAL                          PERCENT
TITLE OF CLASS           OWNER                                OWNERSHIP                              OF CLASS
--------------           ----------                           -----------------                      --------
Limited Partnership
Interests and Assignee
Interests therein        JMB Realty Corporation               25 Interests (1)                       Less than 1%

Limited Partnership      Corporate General Partner,           31.43852 Interests                     Less than 1%
Interests and Assignee   its executive officers and           (1)(2)
Interests therein        directors and the
                         Associate General
                         Partner as a group

----------

     (1)  Includes 20 Interests owned directly by JMB for which JMB has sole voting and investment power and 5
Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, is deemed to have shared voting and investment power.

     (2)  Includes 4.7578 Interests owned by an executive officer for which such officer has sole investment and voting power as to such Interests so owned, and 1.68072 Interests owned by an estate for which an such officer acts as co-executor and is deemed to have shared voting and investment power with respect to such Interests.

     No executive officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

                 10-D. Documents relating to the modification of the mortgage loan secured by California Plaza are hereby incorporated herein by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16111) dated March 28, 1994.

                 10-E. Documents relating to the extension of the mortgage loan secured by the 900 Third Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

                 10-F. Lockbox and forbearance agreements related to the mortgage note secured by the Wells Fargo Building are incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16111) dated March 27, 1995.

                 10-G. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16111) dated August 9, 1995.

                 10-H. Documents relating to the operating agreement of Maguire Thomas Partners-South Tower, L.L.C. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 10-I.* Modification to Reserve Escrow Agreement dated December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 10-J. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street building dated May 22, 1997 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16111) dated August 8, 1997.

                 10-K. Purchase Agreement between C-C California Plaza Partnership and California Plaza at Walnut Creek, Inc. entered into as of December 16, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated December 23, 1999.

                 10-L. Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated July 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                 10-M. Amendment to Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated September 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                 10-N. Second Amendment to the Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated October 20, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                 10-O. Third Amendment to the Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated November 2, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                 10-P. Assignment of Partnership Interest between Federal Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                 10-Q. Assignment of Partnership Interest between P-C 900 Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                 10-R. Assignment of Partnership Interest between 900 Realty, LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                 10-S. Amendment No. 2 to Amended and Restated Agreement of General Partnership for Progress Partners dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                 10-T. Amendment No. 3 to Amended and Restated Agreement of General Partnership for Progress Partners dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                 10-U. Settlement Agreement and Release between Progress Properties, Inc., J.R.A. Realty Corporation, P-C 900 Third Associates, 900 Realty LLC and 900 3rd Avenue Associates dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

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


       No annual report for the fiscal year 1999 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  By:    JMB Realty Corporation
                         Corporate General Partner



                         GAILEN J. HULL
                  By:    Gailen J. Hull
                         Senior Vice President
                  Date:  March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                  By:    Judd D. Malkin, Chairman and
                         Chief Financial Officer
                  Date:  March 24, 2000

                         NEIL G. BLUHM*
                  By:    Neil G. Bluhm, President and Director
                  Date:  March 24, 2000

                         H. RIGEL BARBER*
                  By:    H. Rigel Barber, Chief Executive Officer
                  Date:  March 24, 2000



                         GAILEN J. HULL
                  By:    Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                  Date:  March 24, 2000

                         A. LEE SACKS*
                  By:    A. Lee Sacks, Director
                  Date:  March 24, 2000

                         STUART C. NATHAN*
                  By:    Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:  March 24, 2000


                  *By:   GAILEN J. HULL, Pursuant to a Power of Attorney



                         GAILEN J. HULL
                  By:    Gailen J. Hull, Attorney-in-Fact
                  Date:  March 24, 2000

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

4-C.       Documents relating to the modification
           of the mortgage loan secured by
           NewPark Mall                              Yes

4-D.       Documents relating to the modifica-
           tion and extension of the mortgage
           loan secured by Wells Fargo-
           South Tower                               Yes

4-E.       Amended and restated promissory
           note of Wells Fargo Bank                  Yes

4-F.       Loan modification agreement of
           Wells Fargo Bank                          Yes

10-A.      Acquisition documents relating
           to the purchase by the Partnership
           of an interest in the Piper Jaffray
           Tower in Minneapolis, Minnesota           Yes

10-B.      Acquisition documents relating to
           the purchase by the Partnership of
           an interest in the Crocker Center
           South Tower in Los Angeles,
           California                                Yes

10-C.      Acquisition documents relating to
           the purchase by the Partnership of
           an interest in the California Plaza
           office building in Walnut Creek,
           California                                Yes

10-D.      Documents relating to the modification
           of the mortgage loan secured by
           California Plaza                          Yes

10-E.      Documents relating to the extension
           of the mortgage loan secured by the
           900 Third Building                        Yes

10-F.      Lockbox and forbearance agreements
           related to the mortgage note secured
           by the Wells Fargo Building               Yes

                                              Document
                                            Incorporated
                                            By Reference          Page
                                            ------------          ----

10-G.      Modification to Reserve Escrow
           Agreement relating to the
           260 Franklin Street Building              Yes

10-H.      Documents relating to the
           operating agreement of Maguire
           Thomas Partners-South Tower,
           L.L.C.                                    Yes

10-I.*     Modification to Reserve Escrow
           Agreement dated December 4,
           1996 relating to the 260 Franklin
           Street Building                           Yes

10-J.      Modification to Reserve Escrow
           Agreement relating to the 260 Franklin
           Street building dated May 22, 1997        Yes

10-K.      Purchase Agreement between
           C-C California Plaza Partnership
           and California Plaza at Walnut Creek,
           Inc. entered into as of December 16,
           1999                                      Yes

10-L.      Agreement of Purchase and Sale between
           Progress Partners and Paramount Group,
           Inc. dated July 27, 1999                  Yes

10-M.      Amendment to Agreement of Purchase
           and Sale between Progress Partners
           and Paramount Group, Inc. dated
           September 17, 1999                        Yes

10-N.      Second Amendment to the Agreement
           of Purchase and Sale between Progress
           Partners and Paramount Group, Inc.
           dated October 20, 1999                    Yes

10-O.      Third Amendment to the Agreement of
           Purchase and Sale between Progress
           Partners and Paramount Group, Inc.
           dated November 2, 1999                    Yes

10-P.      Assignment of Partnership Interest
           between Federal Deposit Insurance
           Corporation and 14-15 Office
           Associates, L.P., dated March 10,
           1999                                      Yes

10-Q.      Assignment of Partnership Interest
           between P-C 900 Third Associates
           and 14-15 Office Associates, L.P.
           and 900 3rd Avenue Associates,
           dated March 22, 1999                      Yes

10-R.      Assignment of Partnership Interest
           between 900 Realty, LLC and 900
           3rd Avenue Associates dated
           March 22, 1999                            Yes

10-S.      Amendment No. 2 to Amended and
           Restated Agreement of General
           Partnership for Progress Partners
           dated March 17, 1999                      Yes

                                              Document
                                            Incorporated
                                            By Reference          Page
                                            ------------          ----

10-T.      Amendment No. 3 to Amended
           and Restated Agreement of
           General Partnership for
           Progress Partners dated
           March 22, 1999                            Yes

10-U.      Settlement Agreement and
           Release between Progress
           Properties, Inc., J.R.A.
           Realty Corporation, P-C 900
           Third Associates, 900 Realty
           LLC and 900 3rd Avenue
           Associates dated March 17,
           1999                                      Yes

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No

27.        Financial Data Schedule                    No