Form 10-Q
period 2000-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2000-05-15
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                    Commission file #0-16111




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

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITED)


                                    ASSETS
                                    ------


                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $ 13,101,474        98,865,495
  Interest, rents and
    other receivables. . . . . . . . . .           14,932           394,084
  Current portion of notes
    receivable . . . . . . . . . . . . .           57,482            48,913
  Escrow deposits and
    restricted securities. . . . . . . .        2,000,000         2,000,000
                                             ------------      ------------
        Total current assets . . . . . .       15,173,888       101,308,492
                                             ------------      ------------

Investment in unconsolidated
  ventures, at equity. . . . . . . . . .          500,804           534,360
Deferred expenses. . . . . . . . . . . .           34,751            34,751
Long-term portion of note receivable . .          147,081           159,196
                                             ------------      ------------
                                             $ 15,856,524       102,036,799
                                             ============      ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $  1,273,337         1,972,411
                                             ------------      ------------
        Total current liabilities. . . .        1,273,337         1,972,411

Investment in unconsolidated
  ventures, at equity. . . . . . . . . .        9,281,603         8,970,325
Long-term debt . . . . . . . . . . . . .       64,344,413        62,608,944
                                             ------------      ------------
Commitments and contingencies

        Total liabilities. . . . . . . .       74,899,353        73,551,680

Venture partner's subordinated
  equity in venture. . . . . . . . . . .          815,679        27,066,809
Partners' capital accounts
 (deficits):
   General partners:
    Capital contributions. . . . . . . .           20,000            20,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . . .      (19,517,291)      (19,401,437)
    Cumulative cash distributions. . . .       (2,184,860)       (1,445,867)
                                             ------------      ------------
                                              (21,682,151)      (20,827,304)
                                             ------------      ------------
   Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      384,978,681       384,978,681
    Cumulative net earnings
      (losses) . . . . . . . . . . . . .     (298,894,502)     (296,114,002)
    Cumulative cash distributions. . . .     (124,260,536)      (66,619,065)
                                             ------------      ------------
                                              (38,176,357)       22,245,614
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .      (59,858,508)        1,418,310
                                             ------------      ------------
                                             $ 15,856,524       102,036,799
                                             ============      ============
















         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Income:
  Rental income. . . . . . . . . . . . .     $   137,353        8,153,362
  Interest income. . . . . . . . . . . .         835,961          431,867
                                             -----------       ----------
                                                 973,314        8,585,229
                                             -----------       ----------

Expenses:
  Mortgage and other interest. . . . . .       1,735,469        5,246,158
  Property operating expenses. . . . . .         119,245        3,160,796
  Professional services. . . . . . . . .         115,616          215,646
  Amortization of deferred expenses. . .           --             256,848
  Management fees to corporate
    general partner. . . . . . . . . . .       1,231,655            --
  General and administrative . . . . . .         162,915          196,747
                                             -----------       ----------
                                               3,364,900        9,076,195
                                             -----------       ----------
                                              (2,391,586)        (490,966)
Partnership's share of earnings
  (loss) from operations of
  unconsolidated ventures. . . . . . . .        (344,834)         326,846
Venture partner's share of
  venture operations . . . . . . . . . .        (159,934)      (1,173,963)
                                             -----------       ----------
        Net earnings (loss). . . . . . .     $(2,896,354)      (1,338,083)
                                             ===========       ==========

        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . .     $     (6.27)           (2.90)
                                             ===========       ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . .     $    130.00            15.00
                                             ===========       ==========

















         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


                                                 2000             1999
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $(2,896,354)      (1,338,083)
  Items not requiring (providing)
   cash or cash equivalents:
    Cash generated by investment
      property prior to acquisition
      of venture partner's interest. . .           --          (1,320,717)
    Amortization of deferred expenses. .           --             116,936
    Long-term debt - deferred
      accrued interest . . . . . . . . .       1,735,469        2,089,069
    Partnership's share of
      (earnings) loss from opera-
      tions of unconsolidated
      ventures . . . . . . . . . . . . .         344,834         (326,846)
    Venture partner's share of
      ventures' operations . . . . . . .         159,934        1,173,963
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . . .         379,152           36,241
    Current portion of notes
      receivable . . . . . . . . . . . .          (8,569)           --
    Escrow deposits and restricted
      securities . . . . . . . . . . . .           --            (457,006)
    Prepaid expenses . . . . . . . . . .           --            (159,097)
    Accrued rents receivable . . . . . .           --             195,248
    Long-term portion of note
      receivable . . . . . . . . . . . .          12,115            9,796
    Accounts payable . . . . . . . . . .        (699,074)         142,154
    Accrued interest payable . . . . . .           --               7,050
    Deferred income. . . . . . . . . . .           --            (122,913)
                                            ------------      -----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . . .        (972,493)          45,795
                                            ------------      -----------

Cash flows from investing activities:
  Cash acquired at acquisition
    of venture partner's interest
    in investment property . . . . . . .           --           4,872,012
  Additions to investment
    properties, excluding amounts
    from escrow deposits and
    restricted securities. . . . . . . .           --             (40,818)
  Partnership's contributions
    to unconsolidated ventures . . . . .           --          (9,223,900)
  Payment of deferred expenses . . . . .           --             (26,852)
                                            ------------      -----------
        Net cash provided by
          (used in) investing
          activities . . . . . . . . . .           --          (4,419,558)
                                            ------------      -----------

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 2000             1999
                                             -----------      -----------
Cash flows from financing activities:
  Distributions to venture partners. . .     (26,411,064)           --
  Distributions to limited partners. . .     (57,641,471)      (6,653,710)
  Distributions to general partners. . .        (738,993)           --
                                            ------------      -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . . .     (84,791,528)      (6,653,710)
                                            ------------      -----------
        Net increase (decrease)
          in cash and cash equivalents .     (85,764,021)     (11,027,473)
        Cash and cash equivalents,
          beginning of year. . . . . . .      98,865,495       26,998,190
                                            ------------      -----------
        Cash and cash equivalents,
          end of period. . . . . . . . .    $ 13,101,474       15,970,717
                                            ============      ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . .    $      --           3,150,039
                                            ============      ===========

Acquisition of venture partner's
 interest:
  Addition to basis in
    investment property. . . . . . . . .    $      --          34,434,099
  Note payable . . . . . . . . . . . . .           --          (2,500,000)
  Increase in venture partner's
    deficit in venture and
    partnership's capital. . . . . . . .           --         (18,134,099)
  Affiliated venture partner
    share of cash paid . . . . . . . . .           --          (4,599,540)
                                            ------------     ------------
        Partnership's contribution
          to unconsolidated venture
          to acquire venture
          partner's interest in
          venture. . . . . . . . . . . .    $      --           9,200,460
                                            ============     ============

















         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999

                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report on Form 10-K (File No. 0-16111) filed on March 24, 2000, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1999 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower has not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of June 30, 1999 that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture has begun to record depreciation expense for this property commencing July 1, 1999. As of March 31, 2000, the Partnership and its consolidated ventures have sold all their consolidated investment properties. The results of operations, net of venture partners' share, for these properties were $492,192 and $234,522, respectively, for the three months ended March 31, 2000 and 1999.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2000 and for the three months ended
March 31, 2000 and 1999 were as follows:

                                                                Unpaid at
                                                                March 31,
                                            2000        1999      2000
                                         ----------    ------   ----------

Property management and leasing
  fees . . . . . . . . . . . . . . . . . $    --         --      1,057,092
Management fees to corporate
  general partner. . . . . . . . . . . .  1,231,655      --          --
Insurance commissions. . . . . . . . . .      --        1,706        --
Reimbursement (at cost) for out-
  of-pocket salary and salary-
  related expenses and other costs
  for the Partnership and its
  investment properties. . . . . . . . .     42,337    30,587       36,820
                                         ----------    ------    ---------
                                         $1,273,992    32,293    1,093,912
                                         ==========    ======    =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,057,092 and $1,732,968 at March 31, 2000 and December 31, 1999, respectively, which consists of management fees and leasing commissions (discussed below). Payments of $675,876 were made in February 2000 to reduce the liability. The cumulative deferred amounts do not bear interest.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for its prorata share of the unpaid fees. As of March 31, 2000, $1,057,092 of management and leasing fees remained payable. Such recorded liability does not bear interest.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of March 31, 2000 (of which the Partnership's share is approximately $919,500). The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999. Such deferred amount does not bear interest.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, had provided management services to Erie McClurg Park Facility (sold in September 1992). Such acquisition had no effect on the fees payable by the Partnership under any existing agreement with such company. In connection with the sale of Erie McClurg, a management termination agreement was reached which required the Partnership to make monthly payments to such company through 2010. The Partnership subsequently disputed the amounts due under such management termination agreement. Effective September 29, 1999, the Partnership and such company executed a new termination agreement whereby the Partnership agreed to pay a $659,028 termination fee in full satisfaction of all previous and future amounts due through 2010 under the original termination agreement. Such amount was determined primarily by estimating the future annual payments through September 2010 to become due to such company under the original termination agreement and discounting them to a present value at a 10% per annum rate. At the time the new termination agreement was entered into, officers and directors of the Corporate General Partner owned in the aggregate an approximate 5% indirect interest in such company.

JMB/900

     Pursuant to the extension of the mortgage loan, prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which were to expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property as discussed below.

     In July 1998, JMB/900 entered into an agreement with two of its venture partners in Progress Partners and a judgment creditor of those venture partners (such judgment creditor and the venture partners are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims against each other. The agreement was subject to occurrence of various terms and conditions, which failed to occur. In a further effort to resolve their outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building, JMB/900 entered into a settlement agreement with the Progress Parties effective as of March 17, 1999 ("Settlement Agreement"). The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property, as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, Progress Partners sold the property for approximately $163,000,000. Upon closing, Progress Partners received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, Progress Partners recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on September 15, 2000. Although it is not expected, Progress Partners may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, Progress Partners has placed this amount into an escrow account.

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, has not been subject to continued depreciation beyond such date for financial reporting purposes.

CALIFORNIA PLAZA

     On December 23, 1999, the Partnership, through a joint venture, C-C California Plaza Partnership (the "Venture"), sold the California Plaza office building. Upon closing, the Venture received cash of $6,754,665 (net of closing costs but before prorations). The cash was also net of the repayment of the mortgage loan secured by the property of approximately $64,100,000. The terms of the Venture agreement generally provided that the unaffiliated venture partner did not participate in any sale proceeds until (i) the Partnership's cumulative preferred return, as defined, had been satisfied and (ii) the Partnership received up to an additional $20,000,000 in sale proceeds. Therefore, the Partnership was entitled to and received all of the proceeds from the sale of the property. Additionally, in connection with the sale of the property, the Venture received the balance of cash receipts (approximately $3,400,000) in a reserve account that had been controlled by the mortgage lender for the payment of future costs, including tenant improvements, leasing commissions and capital improvements for the Property. The terms of the Venture agreement generally provided that net cash receipts would be distributed to the Partnership until the Partnership's cumulative preferred return, as defined, had been satisfied. Therefore, the Partnership also received the funds released from the reserve account.

     The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation after such date. As a result of this sale, the Venture recognized a gain of $23,089,381 and $49,334,171 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was $23,089,381 and $29,545,904, respectively. As is customary in such transactions, the Venture agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on December 25, 2000. Although it is not expected, the Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, which are limited to actual damages and shall, in no event, exceed $2,000,000. In addition, the Partnership made certain representations and indemnities to the purchaser and the title insurance company relating to its right to cause a sale of the property.

     In 1998, the Venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of March 31, 2000, the outstanding balance of the note receivable was $204,563 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is in discussions with the former tenant for an early payoff of the promissory note on a discounted basis.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the first quarter of 2000 was 92%.

     As previously reported, U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupies 335,684 square feet or approximately 46% of the building's rentable square feet, with a lease expiration date at May 31, 2000, announced that it would be moving to a new building (recently completed in Minneapolis) upon expiration of its existing lease. However, PJI has extended a portion of its current space (approximately 113,500 square feet) through May 31, 2002. Additionally, JMB/Piper has executed new long-term leases representing an additional approximately 75,000 square feet. The property manager is actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space can be released quickly enough to generate sufficient cash flow to fund the required debt service payments from June 1, 2000.

     The property is subject to a mortgage loan in the original principal amount of $100,000,000, of which approximately $95,741,000 is outstanding as of March 31, 2000. The lender is essentially entitled to all operating cash flow (as defined). During 1999 and 1998, no such cash flow was generated. However, the lender disputed certain amounts in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. For the three months ended March 31, 2000, approximately $130,000 representing property management fees was deposited and approximately $776,000 was withdrawn from the escrow account for certain leasing costs. The escrow balance as of March 31, 2000 was approximately $5,109,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of March 31, 2000, the manager has deferred approximately $5,185,000 ($1,839,000 of which represents deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. Under the escrow agreement, if upon sale or refinancing of the property or maturity of the loan, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees.

     In addition, the mortgage loan provides that upon sale or refinancing, the lender is entitled to prepayment fees as well as a significant level of proceeds in excess of the then unpaid principal balance prior to JMB/Piper's receipt of proceeds. However, given the significant upcoming PJI vacancy and the resultant decrease in the value of the property, JMB/Piper would not receive any proceeds upon a sale or refinancing of the property. More importantly, although Piper currently generates enough operating cash flow to meet the required debt service payments, Piper will not generate sufficient cash flows to pay the required debt service upon the expiration of PJI's lease on May 31, 2000, as discussed above.

     JMB/Piper, on behalf of the joint venture, is currently in discussions with the mortgage lender whereby the lender would take title to the property pursuant to a deed-in-lieu of foreclosure agreement sometime after the anticipated monetary default in June 2000. There can be no assurance that such agreement will be reached or that the mortgage lender will not commence foreclosure proceedings or will take any action, which in either scenario would cause the joint venture to retain its ownership interest in the property for some indefinite period of time. A disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.


WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $175,000,000 as of March 31, 2000), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds. The unaffiliated venture partner, on behalf of the venture, had been in discussions with the mortgage lender regarding a possible extension of the September 1, 1999 participation date referred to above, but was unable to obtain any extension.

     A promissory note secured by the Partnership's interest in the joint venture, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $23,510,000 at March 31, 2000 is due September 2003. The note accrues interest at 17% per annum. The loan requires payments of cash flow distributed by the venture from either property operations or sales proceeds as well as a portion of the property management fee paid to the venture partner. The loan is nonrecourse and secured solely by the Partnership's interest in the joint venture.

     The Partnership is currently exploring the disposition of its interest in the limited liability company prior to the maturity of the loans. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. Since the terms of the modified mortgage note and the amended and restated promissory note make it highly unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. In either event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the three months ended March 31, 2000 and 1999 are as follows:

                                                   2000              1999
                                                ----------        ----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . .    $4,702,489         4,079,855
                                                ==========        ==========
  Operating profit (loss) of ventures. . . .    $ (689,668)         (520,755)
                                                ==========        ==========
  Partnership's share of
    operating profit (loss). . . . . . . . .    $ (344,834)         (260,378)
                                                ==========        ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1999 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, 2000, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $13,101,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for working capital requirements, potential liabilities related to the representations and warranties made upon the sales of the California Plaza office building and the 900 Third Avenue office building and potential future distributions to the partners. The Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to the use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the particular property. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential significant sources of future cash generated from sales or operations.

     In February 2000, JMB/900 distributed approximately $26,400,000, which was included in the Partnership's cash and cash equivalents at December 31, 1999, to Carlyle-XIV (the Partnership's affiliated partner in the JMB/900 venture) representing Carlyle-XIV's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership, in late February 2000, made a distribution of $39,905,634 ($90 per Interest) of sale proceeds (primarily related to the sales of the California Plaza office building and the 900 Third Avenue office building) to the Holders of Interests. Additionally, in February 2000, the Partnership made a distribution of $17,735,837 ($40 per Interest) to the Holders of Interests and $738,993 to the General Partners from Partnership operational cash flow. The Corporate General Partner also received its $1,231,655 management fee related to the February 2000 distribution. In addition, the General Partners and their affiliates have previously deferred property management, leasing fees payable to them in an aggregate amount of approximately $1,977,000 (approximately $4 per Interest) relating to certain of the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees related to unconsolidated entities. In February 2000, approximately $676,000 was paid to reduce this liability. The deferred fees do not bear interest.

     The Partnership has currently budgeted in 2000 approximately $2,848,000 for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, there are sufficient cash reserves for payment of such items held in escrow pursuant to the loan modification for the Piper Jaffray Tower. Actual amounts expended in 2000 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and the length of time the Partnership's joint venture may own the property. The Partnership has not budgeted any amounts, and has no funding obligation, for the Wells Fargo Center - South Tower.

     JMB/Piper, on behalf of the joint venture, is currently in discussions with the mortgage lender whereby the lender would take title to the property pursuant to a deed-in-lieu of foreclosure agreement sometime after the anticipated monetary default in June 2000. There can be no assurance that such agreement will be reached or that the mortgage lender will not commence foreclosure proceedings or will take any action, which in either scenario would cause the joint venture to retain its ownership interest in the property for some indefinite period of time. A disposition of the property would result in JMB/Piper, and therefore the Partnership, recognizing a significant amount of gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     As discussed in the Notes, the Partnership is currently exploring the disposition of its interest in the limited liability company which owns the Wells Fargo Center - South Tower prior to the maturity of the loans. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership currently expects that Piper will not be able to pay the required debt service for the Piper Jaffray Tower investment property, after May 31, 2000, when a lease of approximately 222,200 square feet of space to U.S. Bancorp Piper Jaffray, Inc. expires. The Partnership does not intend to commit additional funds to Piper Jaffray Tower to fund such cash shortfalls. The Partnership also does not intend to commit additional funds to Wells Fargo Center - South Tower.

     Aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be approximately one-fourth of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center (South Tower) investment properties have high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are primarily due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999 (resulting in the consolidation of JMB/900) and the sales of the 900 Third Avenue office building and the California Plaza office building in November 1999 and in December 1999, respectively.

     The decrease in cash and cash equivalents at March 31, 2000 as compared to December 31, 1999 is primarily due to the distribution of cash flow from sales and operations of approximately $57,641,000 to the Holders of interests and approximately $739,000 to the General Partners and the payment of a management fee to the Corporate General Partner of approximately $1,232,000 as a result of such distribution in February 2000.

Additionally, such decrease and the related decrease in venture partner's subordinated equity in venture is due to the distribution made by JMB/900, in February 2000, of approximately $26,400,000 to Carlyle-XIV representing its share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue Office Building.

     The decrease in interest, rents and other receivables at March 31, 2000 as compared to December 31, 1999 is primarily due to a lower average cash balance available for investment as a result of the distributions discussed above.

     The decrease in accounts payable at March 31, 2000 as compared to December 31, 1999 is primarily due to the application of payments toward unpaid property management and leasing fees.

     The increase in long-term debt at March 31, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the joint venture that owns the Wells Fargo Center - South Tower.

     The increase in interest income for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to the temporary investment of the proceeds from the sales of the 900 Third Avenue Office Building and the California Plaza Office Building prior to the distribution of such proceeds in late February 2000 as discussed above.

     The decrease in professional services for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to legal fees incurred related to the acquisition of the unaffiliated venture partners' interests in Progress Partners in March 1999.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                           1999                                2000
                                        --------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . .    89%         89%         89%        91%      92%

2. Wells Fargo Center
     - South Tower
     Los Angeles, California . . . .     *           *           *          *        *


     An "*" indicates that the joint venture which owns the property was restructured, and therefore, such information is not meaningful for the Partnership.  Reference is made to the Notes for further information regarding the reorganized and restructured venture.



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

           27.       Financial Data Schedule

           ---------------

           (b) No reports on Form 8-K have been filed during the period covered by this report.

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 12, 2000