Form 10-Q
period 2000-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2000-08-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                     Commission file #0-16111




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

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . .     15



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     18

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     18

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     19

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITED)


                                    ASSETS
                                    ------


                                                JUNE 30,        DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $ 12,890,206        98,865,495
  Interest, rents and
    other receivables. . . . . . . . . .          160,055           394,084
  Current portion of notes
    receivable . . . . . . . . . . . . .           59,572            48,913
  Escrow deposits and
    restricted securities. . . . . . . .        2,000,000         2,000,000
                                             ------------      ------------
        Total current assets . . . . . .       15,109,833       101,308,492
                                             ------------      ------------

Deferred expenses. . . . . . . . . . . .           34,751            34,751
Long-term portion of note receivable . .          130,837           159,196
                                             ------------      ------------
                                             $ 15,275,421       101,502,439
                                             ============      ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

                                                JUNE 30,        DECEMBER 31,
                                                 2000              1999
                                             ------------       -----------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $  1,080,324         1,972,411
                                             ------------      ------------
        Total current liabilities. . . .        1,080,324         1,972,411

Investment in unconsolidated
  ventures, at equity. . . . . . . . . .        9,151,739         8,435,965
Long-term debt . . . . . . . . . . . . .       66,079,881        62,608,944
                                             ------------      ------------
Commitments and contingencies

        Total liabilities. . . . . . . .       76,311,944        73,017,320

Venture partner's subordinated
  equity in venture. . . . . . . . . . .          858,394        27,066,809
Partners' capital accounts
 (deficits):
   General partners:
    Capital contributions. . . . . . . .           20,000            20,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . . .      (19,598,748)      (19,401,437)
    Cumulative cash distributions. . . .       (2,184,860)       (1,445,867)
                                             ------------      ------------
                                              (21,763,608)      (20,827,304)
                                             ------------      ------------
   Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      384,978,681       384,978,681
    Cumulative net earnings
      (losses) . . . . . . . . . . . . .     (300,849,454)     (296,114,002)
    Cumulative cash distributions. . . .     (124,260,536)      (66,619,065)
                                             ------------      ------------
                                              (40,131,309)       22,245,614
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .      (61,894,917)        1,418,310
                                             ------------      ------------
                                             $ 15,275,421       101,502,439
                                             ============      ============
















         See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $   135,671      8,214,533         273,024     16,367,895
  Interest income. . . . . . . . . . . . . . . . . .         244,541        321,731       1,080,502        753,598
                                                         -----------     ----------      ----------     ----------
                                                             380,212      8,536,264       1,353,526     17,121,493
                                                         -----------     ----------      ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .       1,735,468      5,241,408       3,470,937     10,487,566
  Property operating expenses. . . . . . . . . . . .          27,511      3,208,244         146,756      6,369,040
  Professional services. . . . . . . . . . . . . . .         114,874         29,817         230,490        245,463
  Amortization of deferred expenses. . . . . . . . .           --           267,917           --           524,765
  Management fees to corporate general partner . . .           --             --          1,231,655          --
  General and administrative . . . . . . . . . . . .         150,113        229,932         313,028        426,679
                                                         -----------     ----------      ----------     ----------
                                                           2,027,966      8,977,318       5,392,866     18,053,513
                                                         -----------     ----------      ----------     ----------
                                                          (1,647,754)      (441,054)     (4,039,340)      (932,020)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures. . . . . . .        (345,940)        75,876        (690,774)       402,722
Venture partner's share of venture operations. . . .         (42,715)      (461,464)       (202,649)    (1,635,427)
                                                         -----------     ----------      ----------     ----------
        Net earnings (loss). . . . . . . . . . . . .     $(2,036,409)      (826,642)     (4,932,763)    (2,164,725)
                                                         ===========     ==========      ==========     ==========
        Net earnings (loss) per limited
         partnership interest. . . . . . . . . . . .     $     (4.41)         (1.78)         (10.68)         (4.68)
                                                         ===========     ==========      ==========     ==========
        Cash distributions per limited
          partnership interest . . . . . . . . . . .     $     --             --             130.00          15.00
                                                         ===========     ==========      ==========     ==========


                             See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                 2000             1999
                                             -----------      -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $(4,932,763)      (2,164,725)
  Items not requiring (providing)
   cash or cash equivalents:
    Cash generated by investment
      property prior to acquisition
      of venture partner's interest. . .           --          (1,320,717)
    Amortization of deferred expenses. .           --             384,853
    Long-term debt - deferred
      accrued interest . . . . . . . . .       3,470,937        4,178,137
    Partnership's share of
      (earnings) loss from opera-
      tions of unconsolidated
      ventures . . . . . . . . . . . . .         690,774         (402,722)
    Venture partner's share of
      ventures' operations . . . . . . .         202,649        1,635,427
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . . .         234,029        1,147,218
    Current portion of notes
      receivable . . . . . . . . . . . .         (10,659)           --
    Escrow deposits and restricted
      securities . . . . . . . . . . . .           --            (780,605)
    Prepaid expenses . . . . . . . . . .           --          (1,250,947)
    Accrued rents receivable . . . . . .           --             583,206
    Long-term portion of note
      receivable . . . . . . . . . . . .          28,359           16,590
    Accounts payable . . . . . . . . . .        (892,087)        (731,001)
    Accrued interest payable . . . . . .           --               7,804
    Deferred income. . . . . . . . . . .           --            (245,826)
                                            ------------      -----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . . .      (1,208,761)       1,056,692
                                            ------------      -----------

Cash flows from investing activities:
  Cash acquired at acquisition
    of venture partner's interest
    in investment property . . . . . . .           --           4,872,012
  Additions to investment
    properties, excluding amounts
    from escrow deposits and
    restricted securities. . . . . . . .           --             (55,989)
  Partnership's contributions
    to unconsolidated ventures . . . . .           --          (9,223,900)
  Partnership's distributions from
    unconsolidated ventures. . . . . . .          25,000            --
  Payment of deferred expenses . . . . .           --             (66,410)
                                            ------------      -----------
        Net cash provided by
          (used in) investing
          activities . . . . . . . . . .          25,000       (4,474,287)
                                            ------------      -----------

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 2000             1999
                                             -----------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt .           --            (204,260)
  Distributions to venture partners. . .     (26,411,064)           --
  Contributions from venture partners. .           --              26,500
  Distributions to general partners. . .        (738,993)           --
  Distributions to limited partners. . .     (57,641,471)      (6,653,710)
                                            ------------      -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . . .     (84,791,528)      (6,831,470)
                                            ------------      -----------
        Net increase (decrease)
          in cash and cash equivalents .     (85,975,289)     (10,249,065)
        Cash and cash equivalents,
          beginning of year. . . . . . .      98,865,495       26,998,190
                                            ------------      -----------
        Cash and cash equivalents,
          end of period. . . . . . . . .    $ 12,890,206       16,749,125
                                            ============      ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . .    $      --           6,301,625
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

                            JUNE 30, 2000 AND 1999

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower had, as of June 30, 1999, not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of that date that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture anticipates it will reclassify the property as held for sale or disposition as of July 1, 2000. The Partnership's share of operations were ($690,774) and ($184,502) of the total property operations of ($1,381,547) and ($369,004) for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the Partnership and its consolidated ventures have sold all their consolidated investment properties. The results of operations, net of venture partners' share, for properties sold or disposed of in the past two years were $667,437 and $1,212,453, respectively, for the six months ended June 30, 2000 and 1999.

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

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2000 and for the three months ended
June 30, 2000 and 1999 were as follows:

                                                                Unpaid at
                                                                 June 30,
                                            2000        1999      2000
                                         ----------    ------   ----------

Property management and leasing
  fees . . . . . . . . . . . . . . . . . $   --          --      1,057,092
Management fees to corporate
  general partner. . . . . . . . . . . .  1,231,655      --          --
Insurance commissions. . . . . . . . . .      9,028    16,893        --
Reimbursement (at cost) for out-
  of-pocket salary and salary-
  related expenses and other costs
  for the Partnership and its
  investment properties. . . . . . . . .     55,022    52,598       22,002
                                         ----------    ------    ---------
                                         $1,295,705    69,491    1,079,094
                                         ==========    ======    =========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,057,092 and $1,732,968 at June 30, 2000 and December 31, 1999, respectively, which consists of management fees and leasing commissions (discussed below). Payments of $675,876 were made in February 2000 to reduce the liability. The cumulative deferred amounts do not bear interest.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for its prorata share of the unpaid fees. As of June 30, 2000, $1,057,092 of management and leasing fees remained payable. Such recorded liability does not bear interest.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 as of June 30, 2000 (of which the Partnership's share is approximately $919,500).

The unconsolidated venture's obligation to the affiliate is not reflected in the Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999. Such deferred amount does not bear interest.

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

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, Progress Partners sold the property for approximately $163,000,000. Upon closing, Progress Partners received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations). The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, Progress Partners recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on September 15, 2000. Although it is not expected, Progress Partners may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, Progress Partners has placed this amount into an escrow account.

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

     The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation after such date. As a result of this sale, the Venture recognized a gain of $23,089,381 and $49,334,171 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was $23,089,381 and $29,545,904, respectively. As is customary in such transactions, the Venture agreed to certain representations, warranties and covenants with a stipulated survival period, which expires on December 25, 2000. Although it is not expected, the Venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall, in no event, exceed $2,000,000. In addition, the Partnership made certain representations and indemnities to the purchaser and the title insurance company relating to its right to cause a sale of the property.

     In 1998, the Venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of June 30, 2000, the outstanding balance of the note receivable was $190,409 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is in discussing with the former tenant an early payoff of the promissory note on a discounted basis.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the second quarter of 2000 was 65%.

     As expected, U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 199,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI has extended a portion of its current space (approximately 136,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 117,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan.

     The mortgage loan had an original principal amount of $100,000,000, of which approximately $95,619,000 is outstanding as of June 30, 2000. The lender is essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs. During 1999 and 1998, no such cash flow was generated. However, the lender disputed certain amounts in the calculation of cash flow for the years 1997 and 1998. This resulted in JMB/Piper owing an additional amount of cash flow (approximately $122,000) for 1997. Additionally, JMB/Piper incurred excess capital costs of approximately $199,000 in 1998 for which it was entitled to reimbursement from the escrow account. In settling such dispute, the lender and JMB/Piper agreed to have the additional cash flow paid directly from the escrow account with the balance paid to JMB/Piper for excess capital costs incurred (approximately $77,000), which JMB/Piper received in the fourth quarter of 1999. On a monthly basis, Piper deposits the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow is not sufficient to cover such items. For the six months ended June 30, 2000, approximately $311,000 representing property management fees was deposited and approximately $970,000 was withdrawn from the escrow account for certain leasing costs. The escrow balance as of June 30, 2000 was approximately $5,126,000. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) has agreed to defer receipt of its management fee. As of June 30, 2000, the manager has deferred approximately $5,366,000 ($1,839,000 of which represents deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. Under the escrow agreement, if upon sale or refinancing of the property or maturity of the loan, there are funds remaining in this escrow after payment of amounts owed to the lender, such funds will be paid to the manager to the extent of its deferred and unpaid management fees. However, upon default of the mortgage loan, the balance in the escrow account is to be applied to the outstanding principal balance.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees, within certain limitations, associated with the transaction, the Defendants executed a Stipulation consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the Stipulation and appointed a receiver on behalf of the lender. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     As JMB/Piper has committed to a plan to sell or dispose of the property, JMB/Piper currently anticipates that the Piper Jaffray Tower will again be classified as held for sale or disposition as of July 1, 2000, and therefore, it is not expected to be subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $173,000,000 as of June 30, 2000), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the limited liability company that owns the property, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $25,250,000 at June 30, 2000, is due September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     The Partnership is currently exploring the disposition of its interest in the limited liability company prior to the maturity of the loans. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in a significant amount of taxable income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds. Since the terms of the modified mortgage note and the promissory note secured by the Partnership's interest in the limited liability company make it highly unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the six months ended June 30, 2000 and 1999 are as follows:

                                                  2000               1999
                                               -----------        ----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . .   $10,035,412         9,815,733
                                               ===========        ==========
  Operating profit (loss) of ventures. . . .   $(1,381,547)         (369,004)
                                               ===========        ==========
  Partnership's share of
    operating profit (loss). . . . . . . . .   $  (690,774)         (184,502)
                                               ===========        ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1999 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     At June 30, 2000, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $12,890,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for working capital requirements, potential liabilities related to the representations, warranties and covenants made upon the sales of the California Plaza office building and the 900 Third Avenue office building and potential future distributions to the partners. The Piper Jaffray and Wells Fargo Center - South Tower investment properties are restricted as to the use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow for a particular property may be used for payment of tenant improvements and other expenses related to the particular property. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential significant sources of future cash generated from sales or operations.

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period that expires on September 15, 2000. Although not expected, Progress Partners may ultimately have some liability under such representations, warranties and covenants, which is limited to actual damages and shall in no event exceed $2,000,000. As required by the sale agreement, Progress Partners has placed this amount (of which the Partnership's share is $1,333,400) into an escrow account. The Partnership's share of funds remaining in the escrow account, if any, would be returned to the Partnership after expiration of the representations, warranties and covenants.

     In February 2000, JMB/900 distributed approximately $26,400,000, which was included in the Partnership's cash and cash equivalents at December 31, 1999, to Carlyle-XIV (the Partnership's affiliated partner in the JMB/900 venture) representing Carlyle-XIV's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership, in late February 2000, made a distribution of $39,905,634 ($90 per Interest) of sale proceeds (primarily related to the sales of the California Plaza office building and the 900 Third Avenue office building) to the Holders of Interests. Additionally, in February 2000, the Partnership made a distribution of $17,735,837 ($40 per Interest) to the Holders of Interests and $738,993 to the General Partners from Partnership operational cash flow. The Corporate General Partner also received its $1,231,655 management fee related to the February 2000 distribution. The Partnership currently expects to make a distribution of cash flow from operations of approximately $4,436,000 ($10 per interest) to the Holders of Interests and $185,000 to the General Partners in the third quarter of 2000. The General Partners are expected to receive a management fee of approximately $310,000 in connection with this distribution.

     The General Partners and their affiliates have previously deferred property management and leasing fees payable to them in an aggregate amount of approximately $2,653,000 which was reduced by a $676,000 payment by the Partnership in February 2000 to approximately $1,977,000 (approximately $4 per Interest) relating to certain of the Partnership's investment properties, which amount includes the Partnership's proportionate share of such fees related to unconsolidated entities. The deferred fees do not bear interest.

     The Partnership has currently budgeted in 2000 approximately $2,848,000 (of which approximately $628,000 has been incurred as of June 30, 2000) for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, there are sufficient cash reserves for payment of such items held in escrow pursuant to the loan modification for the Piper Jaffray Tower. Actual amounts expended in 2000 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and the length of time Piper continues to own the property. The Partnership has not budgeted any amounts, and has no funding obligations for the Wells Fargo Center - South Tower.

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees, within certain limitations, associated with the transaction, the Defendants executed a Stipulation consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the Stipulation and appointed a receiver on behalf of the lender. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

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

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership also does not intend to commit any significant additional funds to either the Wells Fargo Center - South Tower or the Piper Jaffray Tower.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interests over the entire term of the Partnership will be substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo

Center - South Tower investment properties have high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is currently unlikely under existing arrangements that the Partnership will receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

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

     The decrease in cash and cash equivalents at June 30, 2000 as compared to December 31, 1999 is primarily due to the distribution in February 2000 of cash flow from sales and operations of approximately $57,641,000 to the Holders of interests and approximately $739,000 to the General Partners and the payment of a management fee to the Corporate General Partner of approximately $1,232,000 related to such distribution. Additionally, such decrease and the related decrease in venture partner's subordinated equity in venture is due to the distribution made by JMB/900, in February 2000, of approximately $26,400,000 to Carlyle-XIV representing its share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue Office Building.

     The decrease in interest, rents and other receivables at June 30, 2000 as compared to December 31, 1999 is primarily due to a lower average cash balance available for investment as a result of the distributions discussed above.

     The decrease in accounts payable at June 30, 2000 as compared to December 31, 1999 is primarily due to the payments made toward unpaid property management and leasing fees.

     The increase in long-term debt at June 30, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower.

     The increase in interest income for the six months ended June 30, 2000 as compared to the same period in 1999 is primarily due to the temporary investment of the proceeds from the sales and cash flow from operations of the 900 Third Avenue Office Building and the California Plaza Office Building. A portion of such funds were distributed in late February 2000 as discussed above.

     The increase in management fees to Corporate General Partners for the six months ended June 30, 2000 as compared to the same period in 1999 is due to the distribution of cash flow from operations to the General Partners and Holders of Interests in February 2000. The management fee is based upon a percentage of the distributions of cash flow from operations.

     The decrease in Partnership's share of earnings (loss) from operations of unconsolidated ventures for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is primarily due to the decrease in occupancy in 2000 and the commencement of depreciation in July 1999 at the Piper Jaffray Tower.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On July 20, 2000, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. 222 SOUTH NINTH STREET LIMITED PARTNERSHIP, OB JOINT VENTURE, JMB/PIPER JAFFRAY TOWER ASSOCIATES, CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV, JMB/PIPER JAFFRAY TOWER ASSOCIATES II, CAMPBELL-MITHUN-ESTY, L.L.C., U.S. BANCORP PIPER JAFFRAY INC. JMB REALTY CORPORATION, OB JOINT VENTURE II AND LHDL REALTY LIMITED PARTNERSHIP was initiated in and an order for judgement entered by Minnesota District Court of Hennepin County, Minnesota. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage note secured by the Piper Jaffray Tower, sought the enforcement of its security interest and the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property.

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture has not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. Title to the property is currently expected to be transferred to Teachers or its designee in 2001. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owns the Piper Jaffray Tower has not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. As of July 20, 2000 aggregate amounts due to the lender were approximately $97,500,000, including certain default interest. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                           1999                                2000
                                        --------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . .    89%         89%         89%        91%      92%      65%

2. Wells Fargo Center
     - South Tower
     Los Angeles, California . . . .     *           *           *          *        *        *


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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  August 14, 2000