Form 10-Q
period 2000-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2000-11-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                                Commission file #0-16111




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

                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITED)


                                    ASSETS
                                    ------


                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000               1999
                                            -------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $  9,965,026        98,865,495
  Interest, rents and
    other receivables. . . . . . . . . .          175,458           394,084
  Current portion of notes
    receivable . . . . . . . . . . . . .           61,087            48,913
  Escrow deposits. . . . . . . . . . . .          201,807         2,000,000
                                             ------------      ------------
        Total current assets . . . . . .       10,403,378       101,308,492
                                             ------------      ------------

Deferred expenses. . . . . . . . . . . .           34,751            34,751
Long-term portion of note receivable . .          115,014           159,196
                                             ------------      ------------
                                             $ 10,553,143       101,502,439
                                             ============      ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000               1999
                                            -------------       -----------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $  1,204,221         1,972,411
                                             ------------      ------------
        Total current liabilities. . . .        1,204,221         1,972,411

Investment in unconsolidated
  ventures, at equity. . . . . . . . . .        7,649,301         8,435,965
Long-term debt . . . . . . . . . . . . .       67,815,350        62,608,944
                                             ------------      ------------
Commitments and contingencies

        Total liabilities. . . . . . . .       76,668,872        73,017,320

Venture partner's subordinated
  equity in venture. . . . . . . . . . .          892,772        27,066,809
Partners' capital accounts
 (deficits):
   General partners:
    Capital contributions. . . . . . . .           20,000            20,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . . .      (19,618,543)      (19,401,437)
    Cumulative cash distributions. . . .       (2,369,609)       (1,445,867)
                                             ------------      ------------
                                              (21,968,152)      (20,827,304)
                                             ------------      ------------
   Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      384,978,681       384,978,681
    Cumulative net earnings
      (losses) . . . . . . . . . . . . .     (301,324,535)     (296,114,002)
    Cumulative cash distributions. . . .     (128,694,495)      (66,619,065)
                                             ------------      ------------
                                              (45,040,349)       22,245,614
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .      (67,008,501)        1,418,310
                                             ------------      ------------
                                             $ 10,553,143       101,502,439
                                             ============      ============
















         See accompanying notes to consolidated financial statements.

                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $   124,062      8,498,187         397,086     24,866,082
  Interest income. . . . . . . . . . . . . . . . . .         279,862        340,609       1,360,364      1,094,207
                                                         -----------     ----------      ----------     ----------
                                                             403,924      8,838,796       1,757,450     25,960,289
                                                         -----------     ----------      ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .       1,735,469      5,489,566       5,206,406     15,977,132
  Property operating expenses. . . . . . . . . . . .         202,099      3,645,103         348,855     10,014,143
  Professional services. . . . . . . . . . . . . . .          24,930         37,365         255,420        282,828
  Amortization of deferred expenses. . . . . . . . .           --           297,354           --           822,119
  Management fees to corporate general partner . . .         307,914          --          1,539,569          --
  General and administrative . . . . . . . . . . . .          96,448        311,713         409,476        738,392
                                                         -----------     ----------      ----------     ----------
                                                           2,366,860      9,781,101       7,759,726     27,834,614
                                                         -----------     ----------      ----------     ----------
                                                          (1,962,936)      (942,305)     (6,002,276)    (1,874,325)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures. . . . . . .      (1,195,039)    (2,330,332)     (1,885,813)    (1,927,610)
Venture partner's share of venture operations. . . .         (34,378)      (470,047)       (237,027)    (2,105,474)
                                                         -----------     ----------      ----------     ----------
        Earnings (loss) before extraordinary
          item . . . . . . . . . . . . . . . . . . .      (3,192,353)    (3,742,684)     (8,125,116)    (5,907,409)

Partnership's share of extraordinary items
  from unconsolidated ventures . . . . . . . . . . .       2,697,477          --          2,697,477          --
                                                         -----------     ----------      ----------     ----------
        Net earnings (loss). . . . . . . . . . . . .     $  (494,876)    (3,742,684)     (5,427,639)     5,907,409
                                                         ===========     ==========      ==========     ==========




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before extraordinary
            item . . . . . . . . . . . . . . . . . .     $     (6.91)         (8.10)         (17.59)        (12.78)
          Extraordinary item . . . . . . . . . . . .            5.84          --               5.84          --
                                                         -----------     ----------      ----------     ----------
          Net earnings (loss). . . . . . . . . . . .     $     (1.07)         (8.10)         (11.75)        (12.78)
                                                         ===========     ==========      ==========     ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . .     $     10.00          --             140.00          30.00
                                                         ===========     ==========      ==========     ==========






















                             See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


                                                 2000             1999
                                             -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $(5,427,639)      (5,907,409)
  Items not requiring (providing)
   cash or cash equivalents:
    Cash generated by investment
      property prior to acquisition
      of venture partner's interest. . .           --          (1,320,717)
    Amortization of deferred expenses. .           --             682,207
    Long-term debt - deferred
      accrued interest . . . . . . . . .       5,206,406        6,267,206
    Partnership's share of
      (earnings) loss from opera-
      tions of unconsolidated
      ventures . . . . . . . . . . . . .       1,885,813        1,927,610
    Venture partner's share of ventures'
      operations . . . . . . . . . . . .         237,027        2,105,474
    Extraordinary item . . . . . . . . .      (2,697,477)           --
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . . .         218,626          848,616
    Current portion of notes
      receivable . . . . . . . . . . . .         (12,174)           --
    Escrow deposits and restricted
      securities . . . . . . . . . . . .       1,798,193       (4,238,041)
    Prepaid expenses . . . . . . . . . .           --             (25,691)
    Accrued rents receivable . . . . . .           --             971,165
    Long-term portion of note
      receivable . . . . . . . . . . . .          44,182           30,256
    Accounts payable . . . . . . . . . .        (768,190)        (409,700)
    Accrued interest payable . . . . . .           --              (3,000)
    Other current liabilities. . . . . .           --            (140,272)
    Deferred income. . . . . . . . . . .           --            (368,739)
    Tenant security deposits . . . . . .           --               2,555
    Other liabilities. . . . . . . . . .           --            (430,429)
                                            ------------      -----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . . .         484,767           (8,909)
                                            ------------      -----------
Cash flows from investing activities:
  Cash acquired at acquisition of
    venture partner's interest in
    investment property. . . . . . . . .           --           4,872,012
  Additions to investment properties,
    excluding amounts from escrow
    deposits and restricted securities .           --            (650,608)
  Partnership's contributions to
    unconsolidated ventures. . . . . . .           --          (9,223,900)
  Partnership's distributions from
    unconsolidated ventures. . . . . . .          25,000            --
  Payment of deferred expenses . . . . .           --            (356,786)
                                            ------------      -----------
        Net cash provided by (used in)
          investing activities . . . . .          25,000       (5,359,282)
                                            ------------      -----------

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 2000             1999
                                             -----------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt .           --            (413,343)
  Distributions to venture partners. . .     (26,411,064)           --
  Contributions from venture partners. .           --              46,750
  Distributions to general partners. . .        (923,742)           --
  Distributions to limited partners. . .     (62,075,430)      (6,653,710)
                                            ------------      -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . . .     (89,410,236)      (7,020,303)
                                            ------------      -----------
        Net increase (decrease)
          in cash and cash equivalents .     (88,900,469)     (12,388,494)
        Cash and cash equivalents,
          beginning of year. . . . . . .      98,865,495       26,998,190
                                            ------------      -----------
        Cash and cash equivalents,
          end of period. . . . . . . . .    $  9,965,026       14,609,696
                                            ============      ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . .    $      --           9,712,926
                                            ============      ===========

Acquisition of venture partner's
 interest:
  Addition to basis in investment
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

                          SEPTEMBER 30, 2000 AND 1999

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower had, as of June 30, 1999, not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of that date that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture reclassified the property as held for sale or disposition as of July 1, 2000. The Partnership's share of operations were $811,664 and ($2,522,078) of the total property operations of $1,623,328 and ($5,029,668) for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Partnership and its consolidated ventures have sold all of their consolidated investment properties. The results of operations, net of venture partners' share, for properties sold or disposed of in the past two years were $636,096 and $1,752,344, respectively, for the nine months ended September 30, 2000 and 1999.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2000 and for the six months ended September 30, 2000 and 1999 were as follows:
                                                                Unpaid at
                                                              September 30,
                                        2000        1999          2000
                                     ----------    ------     -------------

Property management and
  leasing fees . . . . . . . . . . . $    --        --           1,057,092
Management fees to corporate
  general partner. . . . . . . . . .  1,539,569     --               --
Insurance commissions. . . . . . . .     15,637    16,893            --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partnership
  and its investment properties. . .     73,530    78,896           21,500
                                     ----------    ------        ---------
                                     $1,628,736    95,789        1,078,592
                                     ==========    ======        =========

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $739,000 and $185,000, respectively. The Corporate General Partner also received management fees aggregating approximately $1,232,000 and $308,000 (reflected in the table above) in February and August 2000, respectively.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,057,092 and $1,732,968 at September 30, 2000 and December 31, 1999, respectively, which consist of management fees and leasing commissions (discussed below). Payments to affiliates of the Corporate General Partner of $675,876 were made in February 2000 to reduce the liability. The cumulative deferred amounts do not bear interest.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for its prorata share of the unpaid fees. As of September 30, 2000, $1,057,092 of management and leasing fees remained payable. Such recorded liability does not bear interest.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share is approximately $919,500). However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the obligation to pay such deferred fees was released. As a result, such amounts were written off and are no longer reflected in the unconsolidated venture's balance sheet at September 30, 2000.

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

JMB/900

     Pursuant to the extension of the mortgage loan and prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which were to expire in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). During 1999, prior to the sale of the property, approximately $7,934,000 had been deposited into escrow from net cash flow from property operations. The escrow balance at closing of the property sale was approximately $16,083,000. Such escrow was released to Progress Partners upon the sale of the property as discussed below.

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

     On November 2, 1999, JMB/900, through Progress Partners, sold the property for approximately $163,000,000 to an unaffiliated third party. Upon closing, Progress Partners received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations).
The cash received was also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, Progress Partners recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received approximately $1,800,000 as a return of a portion of such amounts placed in escrow, plus interest earned thereon. Progress Partners currently expects that it will receive approximately one-half of the remaining amount once such claim has been settled.

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, has not been subject to continued depreciation beyond such date for financial reporting purposes.

CALIFORNIA PLAZA

     On December 23, 1999, the Partnership, through a joint venture, C-C California Plaza Partnership (the "Venture"), sold the California Plaza office building. Upon closing, the Venture received cash of $6,754,665 (net of closing costs but before prorations). The cash was also net of the repayment of the mortgage loan secured by the property of approximately $64,100,000. The terms of the Venture agreement generally provided that the unaffiliated venture partner did not participate in any sale proceeds until (i) the Partnership's cumulative preferred return, as defined, had been satisfied and (ii) the Partnership received up to an additional $20,000,000 in sale proceeds. Therefore, the Partnership was entitled to and received all of the proceeds from the sale of the property. Additionally, in connection with the sale of the property, the Venture received the balance of cash receipts (approximately $3,400,000) in a reserve account that had been controlled by the mortgage lender for the payment of future costs, including tenant improvements, leasing commissions and capital improvements for the Property. The terms of the Venture agreement generally provided that net cash receipts would be distributed to the Partnership until the Partnership's cumulative preferred return, as defined, had been satisfied. Therefore, the Partnership received a distribution from the venture in an amount equal to the funds released from the reserve account.

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

     In 1998, the Venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership, on behalf of the venture, assumed the rights to the note upon the sale of the California Plaza office building. As of September 30, 2000, the outstanding balance of the note receivable was $176,101 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is discussing with the former tenant an early payoff of the promissory note on a discounted basis.

PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the third quarter of 2000 was 65%.

     As expected, U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 130,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the PJI space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender is essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 1999, no such cash flow was generated.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. Prior to the execution of the stipulation agreement (discussed below), approximately $339,000 representing property management fees was deposited and approximately $970,000 was withdrawn from the escrow account for certain leasing costs in 2000. The escrow balance as of July 20, 2000 was approximately $5,146,000.

Such balance was applied to the outstanding principal balance of the loan on July 20, 2000, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November
1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account. As of

July 20, 2000, the manager had deferred approximately $5,395,000
($1,839,000 of which represented deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, obligation to pay the deferred fees was released.

As a result, such fees were written off in the third quarter of 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition.
However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     As JMB/Piper has committed to a plan to sell or dispose of the property, JMB/Piper has reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it is not subject to continued depreciation beyond such date for financial reporting purposes.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $178,000,000 as of September 30, 2000), as extended, matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     A promissory note secured by the Partnership's interest in the limited liability company that owns the property, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $26,981,000 at September 30, 2000, is due September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the nine months ended September 30, 2000 and 1999 are as follows:

                                                  2000               1999
                                               -----------        ----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . .   $13,141,812        13,940,364
                                               ===========        ==========
  Operating profit (loss) of ventures. . . .   $ 1,623,328        (5,029,668)
                                               ===========        ==========
  Partnership's share of
    operating profit (loss). . . . . . . . .   $   811,664        (2,514,834)
                                               ===========        ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1999 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     At September 30, 2000, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,965,000. Such funds and certain escrowed amounts (which are restricted as to their use) are available for working capital requirements, potential liabilities related to the representations, warranties and covenants made upon the sale of the California Plaza office building and potential future distributions to the partners, including affiliated venture partners. The Wells Fargo Center - South Tower investment property is restricted as to the use of excess cash flows by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow may be used for payment of tenant improvements and other expenses related to the property. As discussed in more detail in the Notes, a receiver has been appointed for the Piper Jaffray Tower on behalf of the mortgage lender, and cash flow generated by the property is under the control of the receiver. Due to property specific concerns discussed in the Notes, the Partnership does not consider its remaining investment properties to be potential significant sources of future cash generated from sales or operations.

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received approximately $1,800,000 as a return of a portion of such amounts placed in escrow, plus interest earned thereon. Progress Partners currently expects that it will receive approximately one-half of the remaining amount once such claim has been settled.

     In February 2000, JMB/900 distributed approximately $26,400,000, which was included in the Partnership's cash and cash equivalents at December 31, 1999, to Carlyle-XIV (the Partnership's affiliated partner in the JMB/900 venture) representing Carlyle-XIV's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building.

     The Partnership, in February 2000, made a distribution of approximately $39,906,000 ($90 per Interest) of sale proceeds (primarily related to the sales of the California Plaza office building and the 900 Third Avenue office building) to the Holders of Interests. Additionally, in February 2000, the Partnership made a distribution of approximately $17,736,000 ($40 per Interest) to the Holders of Interests and approximately $739,000 to the General Partners from Partnership operational cash flow. The Corporate General Partner also received its management fee of approximately $1,232,000 related to the February 2000 distribution of operational cash flow. The Partnership made a distribution of cash flow from operations of approximately $4,434,000 ($10 per interest) to the Holders of Interests and $185,000 to the General Partners in August 2000. The General Partners received a management fee of approximately $308,000 in connection with this distribution.

     The General Partners and their affiliates previously deferred property management and leasing fees and advances payable to them in an aggregate amount of approximately $2,652,500 relating to certain of the Partnership's investment properties, which amount included the Partnership's proportionate share of deferred management and leasing fees for its consolidated and unconsolidated entities. In February 2000, the advances (approximately $676,000) were repaid to an affiliate of the General Partners. In conjunction with the appointment of a receiver for the Piper Jaffray Tower in July 2000, the obligation to pay deferred management and leasing fees for that property (of which approximately $919,500 was the Partnership's share payable to an affiliate of the General Partners) was released. At September 30, 2000, approximately $1,057,000 (approximately $2 per Interest) of deferred management and leasing fees remain payable to the General Partners or their affiliates. The deferred fees do not bear interest.

     The Partnership had budgeted in 2000 approximately $2,848,000 (of which approximately $691,000 has been incurred as of September 30, 2000) for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower. However, as a result of the stipulation agreement (discussed below), the Partnership has no funding obligations for these items. The receiver appointed for the property has assumed responsibility for payment of the costs and expenses of the property out of the cash flow generated from its operations. The Partnership has not budgeted any amounts, and has no funding obligations for its other remaining investment properties.

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On
September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in mid-2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, the year of expected disposition, with no distributable proceeds from such disposition. However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     As discussed in the Notes, the Partnership is currently exploring the disposition of its interest in the limited liability company which owns the Wells Fargo Center - South Tower prior to the maturity in 2003 of the loans secured by the property or the Partnership's interest in the limited liability company. At maturity of the loans, it is not anticipated that further modifications or extensions can be obtained. This would likely result in a lender taking title to the property or the Partnership's interest in the limited liability company. In either event, the Partnership would no longer have an ownership interest in the property, which would result in income to the Partnership for Federal income tax purposes with no corresponding distributable proceeds.

     The Partnership's and its ventures' obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the indebtedness. The Partnership does not intend to commit any significant additional funds to either the Wells Fargo Center - South Tower or the Piper Jaffray Tower.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interests over the entire term of the Partnership will be substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties have high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, it is unlikely that the Partnership will receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

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

     The decrease in cash and cash equivalents at September 30, 2000 as compared to December 31, 1999 is primarily due to distributions in February and August 2000 of cash flow from sales and operations of approximately $57,641,000 and $4,434,000, respectively, to the Holders of Interests and approximately $739,000 and $185,000, respectively, to the General Partners and the payment of management fees to the Corporate General Partner of approximately $1,540,000 related to such distributions. Additionally, such decrease and the related decrease in venture partner's subordinated equity in venture is due to the distribution made by JMB/900, in February 2000, of approximately $26,400,000 to Carlyle-XIV, representing its share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue Office Building.

     The decrease in interest, rents and other receivables at September 30, 2000 as compared to December 31, 1999 is primarily due to a lower average cash balance available for investment as a result of the distributions discussed above.

     The decrease in escrow deposits at September 30, 2000 as compared to December 31, 1999 is primarily due to the release of a portion of the escrow account in the amount of approximately $1,798,000 related to the sale of the 900 Third Avenue Office Building upon the expiration on September 15, 2000 of the representations, warranties and covenants related to such sale.

     The decrease in accounts payable at September 30, 2000 as compared to December 31, 1999 is primarily due to the repayments to an affiliate of the General Partners of advances previously made.

     The increase in long-term debt at September 30, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower.

     The decrease in the liability investment in unconsolidated ventures, at equity at September 30, 2000 as compared to December 31, 1999 and the related increase in Partnership's share of extraordinary items of unconsolidated ventures for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 is primarily due to the writeoff of certain deferred management fees as a result of the appointment of a receiver at the Piper Jaffray Tower.

     The increase in Partnership's share of earnings (loss) from unconsolidated ventures for the three and nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999 and the cessation of the recording of depreciation from July 1, 2000 as a result of the Piper Jaffray Tower being reclassified as held for sale as of that date. These amounts are partially offset by lower income being generated at the Piper Jaffray Tower as a result of the decrease in occupancy.

     The increase in interest income for the nine months ended
September 30, 2000 as compared to the same period in 1999 is primarily due to the temporary investment of the proceeds from the sales and cash flow from operations of the 900 Third Avenue Office Building and the California Plaza Office Building. Portions of such funds were distributed in February and August 2000 as discussed above.

     The increase in management fees to Corporate General Partners for the nine months ended September 30, 2000 as compared to the same period in 1999 is due to the distribution of cash flow from operations to the General Partners and Holders of Interests in February and August 2000. The management fee is based upon a percentage of the cash flow distributed from operations.

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture has not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and the lender was granted certain rights to the title of the property in 2001. Title to the property is currently expected to be transferred to Teachers or its designee in 2001. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owns the Piper Jaffray Tower has not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. As of September 30, 2000 aggregate amounts due to the lender were approximately $100,154,000, including certain default interest. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                           1999                                2000
                                        --------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . .    89%         89%         89%        91%      92%      65%      65%

2. Wells Fargo Center
     - South Tower
     Los Angeles, California . . . .     *           *           *          *        *        *        *


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

           10(a).    Stipulation Agreement, dated July 20, 2000 between
Teachers Insurance and Annuity Association of America (Plaintiff) and 222
S. Ninth Street Limited Partnership, et al. (Defendants) is hereby filed herewith.

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  November 10, 2000