Form 10-K405
period 2000-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2001-03-29
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 2000                    Commission file no. 0-16111



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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    8

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   10

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .   10


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .   11

Item 6.      Selected Financial Data . . . . . . . . . . . .   12

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . .   14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   21

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   22

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   52


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   52

Item 11.     Executive Compensation. . . . . . . . . . . . .   54

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   56

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   57


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   57


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   61

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments were located throughout the nation and it has had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:


                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
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
                                 sq.ft.                                               improvements (through joint
                                 n.r.a.                                               venture partnerships)
                                                                                      (b)(c)
 3. RiverEdge Place
     Building
     Fulton County
     (Atlanta),
     Georgia . . . . . .        235,762       6/10/85         12/23/97                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
 4. Wells Fargo Center -
     South Tower
     Los Angeles,
     California. . . . .       1,100,000      6/28/85            18%                  fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               limited liability company)
                                                                                      (b)(c)
 5. Villa Solana
     Apartments
     Laguna Hills,
     California. . . . .        272 units     8/30/85          3/23/94                fee ownership of land and
                                                                                      improvements (through a
                                                                                      joint venture partnership)
 6. Eastridge Mall
     Casper, Wyoming . .        477,019       9/10/85          6/30/95                fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 g.l.a.                                               joint venture partnership)





                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------

 7. Woodland Hills
     Apartments
     DeKalb County
     (Atlanta),
     Georgia . . . . . .        228 units     9/30/85          5/22/96                fee ownership of land and
                                                                                      improvements
 8. Park at Countryside
     Apartments
     Port Orange
     (Daytona Beach),
     Florida . . . . . .        120 units    11/27/85          5/5/94                 fee ownership of land and
                                                                                      improvements (through a
                                                                                      joint venture partnership)
 9. 160 Spear Street
     Building
     San Francisco,
     California. . . . .        267,000      11/27/85          1/25/96                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through a
                                                                                      joint venture partnership)
10. 21900 Burbank
     Boulevard
     Building
     Los Angeles
     (Woodland Hills),
      California . . . .         87,000      11/29/85          3/21/96                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
11. 300 East Lombard
     Building
     Baltimore,
     Maryland. . . . . .        232,000      11/29/85          9/30/91                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
12. Boatmen's Center
     Kansas City,
     Missouri. . . . . .        285,000      12/16/85          8/31/89                fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (e)




                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------
13. 125 Broad Street
     Building
     New York,
     New York. . . . . .       1,336,000     12/31/85         11/15/94                fee ownership of improve-
                                 sq.ft.                                               ments and ground leasehold
                                 n.r.a.                                               interest in land (through
                                                                                      joint venture partnerships)
                                                                                      (f)
14. Owings Mills
     Shopping Center
     Owings Mills
     (Baltimore County),
     Maryland. . . . . .        325,000      12/31/85          6/30/93                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (d)
15. 260 Franklin
     Street Building
     Boston,
     Massachusetts . . .        348,901       5/21/86          1/2/98                 fee ownership of land and
                                 sq.ft.                                               improvements (through a
                                 n.r.a.                                               joint venture partnership)
                                                                                      (c)(d)
16. 9701 Wilshire
     Building
     Beverly Hills,
     California. . . . .         98,721       6/17/86          10/6/94                fee ownership of land and
                                 sq.ft.                                               improvements
                                 n.r.a.
17. California Plaza
     Walnut Creek,
     California. . . . .        368,290       6/30/86         12/23/99                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 n.r.a.                                               venture partnerships)
                                                                                      (c)(d)
18. Dunwoody Crossing
     Apartments
     (Phase I, II,
     and III)
     DeKalb County
     (Atlanta),
     Georgia . . . . . .        810 units     9/18/86          5/7/96                 fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnerships)





                                                        SALE OR DISPOSITION
                                                          DATE OR IF OWNED
                                                        AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------         ----------    --------  ----------------------         ---------------------

19. NewPark Mall
     Newark
     (Alameda County),
     California. . . . .        423,748       12/2/86         11/18/98                fee ownership of land and
                                 sq.ft.                                               improvements (through joint
                                 g.l.a.                                               venture partnerships)
                                                                                      (d)
20. Springbrook Shopping
     Center
     Bloomingdale
     (Chicago),
     Illinois. . . . . .        189,651       7/5/89           1/31/97                fee ownership of land and
                                 sq.ft.                                               improvements
                                 g.l.a.
21. Erie-McClurg
     Parking Facility
     Chicago, Illinois .      1,073 spaces    7/21/89          9/25/92                fee ownership of land and
                                                                                      improvements






----------------

   (a) The computation of this percentage for properties held at December 31, 2000 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

   (b) Reference is made to the Notes filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

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


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions of the Partnership
and certain of its significant investment properties.   Approximate
occupancy levels for the properties are in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 2000 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On June 1, 2000, the joint venture that owns the Piper Jaffray Tower ceased paying debt service and defaulted on the mortgage loan secured by the property. Reference is made to Item 7 of the Notes for a further description of such transaction. Reference is also made to Item 3 of this annual report for a discussion of the proceeding pursuant to which a receiver was appointed to take control of the property and its operations. Title to the property is expected to be transferred to the lender or its designee in 2001.

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

     The Partnership has no employees.

     Both of the remaining investment properties have high levels of debt secured by the property and, in the case of Wells Fargo - South Tower, by the Partnership's interest in the property. Reference is made to the Notes for a description of such indebtedness. The Partnership does not expect to receive any substantial proceeds from operations or sales of these properties (or the Partnership's interests in the properties). However, upon disposition of each of these properties or the Partnership's interest therein, the Partnership, and therefore the Holders of Interests, will recognize a substantial amount of taxable income with little or no distributable proceeds. In this regard, the Partnership expects that ownership of the Piper Jaffray Tower will transfer to the lender or its designee in 2001. It is also possible that the Partnership's interest in Wells Fargo - South Tower may be disposed of during 2001. For certain Holders of Interests, such taxable gain may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 2000 and 1999 for the Partnership's investment properties owned during 2000:

                                                                 1999                        2000
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
 1. Piper Jaffray Tower
     Minneapolis, Minnesota. .   Advertising/
                                 Financial Services     89%    89%    89%    91%    92%    65%    65%    82%
 2. Wells Fargo Center
     - South Tower
     Los Angeles,
     California. . . . . . . .   Business Informa-
                                 tion Systems/
                                 School District/
                                 Legal Services          *      *      *      *      *      *      *      *

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


ITEM 3.  LEGAL PROCEEDINGS

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture has not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their expenses in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and the lender was granted certain rights to the title of the property in 2001. Title to the property is currently expected to be transferred to Teachers or its designee in April 2001. However, there can be no assurance that the lender will take title to the property or that such disposition will be completed within the time frame currently anticipated.

     The Partnership is not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2000 and 1999.

                                  PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 39,833 record Holders of the 442,309.11 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspect of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. The cash flows generated from operations by the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties are segregated or restricted as to their use generally to the payment of expenses for those properties pursuant to or as a result of modifications to the mortgage loans secured by such investment properties as more fully discussed in the Notes. Since July 2000, a receiver has had control of Piper Jaffray Tower and its operations for the benefit of the mortgage lender.

ITEM 6.  SELECTED FINANCIAL DATA
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 2000           1999           1998           1997           1996
                            -------------   ------------    -----------   ------------   ------------
Total income . . . . . . .   $  3,057,301     31,837,942     11,459,393     24,349,848     28,496,327
                             ============   ============    ===========    ===========    ===========
Earnings (loss) before
 gains on sale or dispo-
 sition of investment
 properties. . . . . . . .   $ (6,106,967)    (7,921,675)    (4,060,852)    (2,888,815)   (49,291,781)
Gain on liquidation of
 investment in venture . .          --             --             --           269,147          --
Gains on sale or disposi-
 tion of investment
 properties (net of
 venture partner's share
 of $18,090,923 in 1999
 and $204,139 in 1996)
 and manager's incentive
 fee of $1,730,016
 in 1996 . . . . . . . . .          --        59,322,688     23,212,184      8,631,561     12,230,126
Gains on sale of
 interests in uncon-
 solidated ventures. . . .          --             --        10,744,678        568,625        435,060
                             ------------   ------------    -----------    -----------    -----------
Earnings (loss) before
 extraordinary items
 and cumulative effect
 of an accounting
 change. . . . . . . . . .     (6,106,967)    51,401,013     29,896,010      6,580,518    (36,626,595)
Extraordinary items. . . .          --        (3,989,364)    17,451,802      5,992,828     35,222,847
Cumulative effect of
 an accounting change. . .          --             --             --             --       (30,000,000)
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $ (6,106,967)    47,411,649     47,347,812     12,573,346    (31,403,748)
                             ============   ============    ===========    ===========    ===========




                                 2000           1999           1998           1997           1996
                            -------------  -------------    -----------   ------------   ------------
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   gains on sale or dispo-
   sition of investment
   properties. . . . . . .  $      (13.25)        (17.14)         (8.79)         (6.25)       (106.67)
  Gain on liquidation
   of investment in
   venture . . . . . . . .          --             --             --               .60          --
  Net gains on sale
   or disposition
   of investment
   properties. . . . . . .          --            132.40          51.81          19.26          27.29
  Gains on sale or
   disposition of
   interests in uncon-
   solidated ventures. . .          --             --             23.98           1.27            .97
  Extraordinary item . . .          --             (8.90)         38.95          13.37          78.61
  Cumulative effect of
   an accounting change. .          --             --             --             --            (64.92)
                             ------------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .   $     (13.25)        106.36         105.95          28.25         (64.72)
                             ============   ============    ===========    ===========    ===========

Total assets . . . . . . .   $ 10,377,666    101,502,439     89,187,533    145,738,009    174,989,293
Long-term debt . . . . . .   $ 69,550,819     62,608,944    118,190,463    109,972,972    102,089,968
Cash distributions
 per Interest (b). . . . .   $     140.00          15.00          40.33            .83          26.37
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

     At December 31, 2000, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,919,000. Such funds were available for future distributions to partners and to an affiliated joint venture partner and for working capital requirements. Approximately $900,000 of the cash and cash equivalents represent amounts due to the Partnership's affiliated joint venture partner. The Partnership's two investment properties are restricted as to their use of excess cash flow by escrow agreements negotiated pursuant to loan modifications. In such regard, reference is made to the Partnership's property specific discussions below. Due to the property specific concerns discussed below, the Partnership does not consider either of its two remaining investment properties, Wells Fargo - South Tower and Piper Jaffray Tower to be potential sources of future cash generated from sales or operations. A receiver was appointed for the Piper Jaffray Tower in July 2000.

     In February 2000, JMB/900 distributed approximately $26,400,000, which was included in the Partnership's cash and cash equivalents at December 31, 1999, to Carlyle-XIV (the Partnership's affiliated partner in the JMB/900 venture) representing Carlyle-XIV's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building.

     The Partnership, in February 2000, made a distribution of approximately $39,906,000 ($90 per Interest) of sale proceeds (primarily related to the sales of the California Plaza office building and the 900 Third Avenue office building) to the Holders of Interests. Additionally, in February 2000, the Partnership made a distribution of approximately $17,736,000 ($40 per Interest) to the Holders of Interests and approximately $739,000 to the General Partners from Partnership operational cash flow. The Corporate General Partner also received its management fee of approximately $1,232,000 related to the February 2000 distribution of operational cash flow. The Partnership made a distribution of cash flow from operations of approximately $4,434,000 ($10 per interest) to the Holders of Interests and $185,000 to the General Partners in August 2000. The Corporate General Partner received a management fee of approximately $308,000 in connection with this distribution.

     The General Partners and their affiliates previously deferred property management and leasing fees and advances payable to them in an aggregate amount of approximately $2,652,500 relating to certain of the Partnership's investment properties, which amount included the Partnership's proportionate share of deferred management and leasing fees for its consolidated and unconsolidated entities. In February 2000, the advances (approximately $676,000) were repaid to an affiliate of the General Partners. In conjunction with the appointment of a receiver for the Piper Jaffray Tower in July 2000, the obligation to pay deferred management and leasing fees for that property (of which approximately $919,500 was the Partnership's share payable to an affiliate of the General Partners) was released. At December 31, 2000, the obligation to pay the remaining approximately $1,057,000 of deferred management and leasing fees to an affiliate of the General Partners was released. Such deferred fees were written off and are no longer reflected in the 2000 consolidated balance sheet.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other capital expenditures at the Piper Jaffray Tower or Wells Fargo - South Tower as it has no funding obligations for its remaining investment properties.

     PIPER JAFFRAY TOWER

     Occupancy of the building at the end of the fourth quarter of 2000 was 82%.

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 170,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default), 1999 and 1998, no such cash flow was generated. As of December 31, 2000, aggregate amounts due to the lender were approximately $107,100,000, including certain default interest.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. Prior to the execution of the stipulation agreement (discussed below), approximately $339,000 and $610,000 representing property management fees was deposited and approximately $970,000 and $260,000 was withdrawn from the escrow account for certain leasing costs in 2000 and 1999, respectively. The escrow balance as of July 20, 2000 was approximately $5,146,000. Such balance was applied to the outstanding principal balance of the loan on July 20, 2000, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account, if any. As of July 20, 2000, the manager had deferred approximately $5,395,000 ($1,839,000 of which represented deferred fees due to an affiliate of the Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, the obligation to pay the deferred fees was released. As a result, the liability for such fees was written off in the third quarter of 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in April 2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, with no distributable proceeds from such disposition. However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper has reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it is not subject to continued depreciation beyond such date for financial reporting purposes.

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

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash of approximately $62,300,000 (net of closing costs but before prorations). The cash received was also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal Income tax purposes. The Partnership's share of such items is approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account as security for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

     WELLS FARGO CENTER - SOUTH TOWER

     The Wells Fargo Center ("South Tower") operates in the downtown Los Angeles office market, which has become extremely competitive over the last several years. The Partnership expects that the competitive market conditions in Downtown Los Angeles will continue to have an adverse affect on the building through lower effective rental rates achieved on re-leasing of existing space which expires or is given back over the next several years. In addition, new leases have required and are expected to require substantial expenditures for lease commissions and tenant improvements prior to occupancy. This anticipated decline in rental rates, the anticipated re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the next several years.

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed, and the Partnership's share of losses in 2000 and 1999 of approximately $3,112,000 and $3,629,000, respectively, were not recognized.

The Partnership's 1998 share of income for financial reporting purposes (approximately $464,000) has not been recognized as such income amount is not considered realizable. Since the terms of the modified mortgage note and the amended and restated promissory note make it unlikely that the Partnership would recover any incremental investment, the Partnership has decided not to commit any significant additional amounts to the property. Reference is made to the "Wells Fargo Center - South Tower" in the Notes for a further description of these events.

     The lender has had discussions with the Partnership regarding the lender's rights to realize upon its security under the loan agreement secured by the Partnership's interest in the limited liability company. Accordingly, the lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, which would trigger significant gain with no realizable proceeds. Such loan and the loan secured by the property are scheduled to mature in 2003.

     CALIFORNIA PLAZA

     On December 23, 1999, the Partnership, through a joint venture, C-C California Plaza Partnership (the "Venture"), sold the California Plaza office building. Upon closing, the Venture received cash of approximately $6,800,000 (net of closing costs but before prorations). The cash was also net of the repayment of the mortgage loan secured by the property of approximately $64,100,000. The terms of the Venture's partnership agreement generally provided that the unaffiliated venture partner did not participate in any sale proceeds until (i) the Partnership's cumulative preferred return, as defined, had been satisfied and (ii) the Partnership received up to an additional $20,000,000 in sale proceeds. Therefore, the

Partnership was entitled to and received all of the proceeds from the sale of the property. Additionally, in connection with the sale of the property, the Venture received the balance (approximately $3,400,000) in a reserve account that had been controlled by the mortgage lender for the payment of future costs, including tenant improvements, leasing commissions and capital improvements for the property. The terms of the Venture's partnership agreement generally provided that net cash receipts would be distributed to the Partnership until the Partnership's cumulative preferred return, as defined, had been satisfied. Under these terms, the Partnership also received the funds refunded from the reserve account. As is customary in such transactions, the Venture had agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on December 25, 2000 with no liability to the Partnership. The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation. Reference is made to the discussion of California Plaza in the Notes for a further description of such sale.

     JMB/125

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that had majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The convertible note interest was collected in 1997. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain for financial reporting purposes, of which the Partnership's share was $81,612. Reference is made to the discussion of JMB/125 in the Notes.

     NEWPARK ASSOCIATES

     Pursuant to a liquidation agreement dated November 13, 1998, JMB/NewPark and its venture partner dissolved NewPark Associates and distributed all of its assets to the partners. On November 18, 1998, JMB/NewPark sold its interest in the net assets of the NewPark Mall to the joint venture partner for $16,000,000, of which the Partnership's share was $14,400,000.

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

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interests over the entire term of the Partnership will be substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties have high levels of debt secured by each property and provide no cash flow to the Partnership. While loan and joint venture modifications have been obtained that enable the Partnership to retain an ownership interest in these properties, the Partnership does not expect to receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation. As discussed above, it is currently expected that title to the Piper Jaffray Tower will be transferred to the lender in April 2001.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are primarily due to the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999 (resulting in the consolidation of JMB/900), the sale of the 900 Third Avenue office building in November 1999, the sale of the California Plaza office building in December 1999 and the sale of the 260 Franklin Street Building in January 1998.

     The decrease in cash and cash equivalents at December 31, 2000 as compared to December 31, 1999 is primarily due to distributions in February and August 2000 of cash flow from sales and operations of approximately $57,641,000 and $4,434,000, respectively, to the Holders of Interests and approximately $739,000 and $185,000, respectively, to the General Partners and the payment of management fees to the Corporate General Partner of approximately $1,540,000 related to such distributions. Additionally, such decrease and the related decrease in venture partner's subordinated equity in venture is due to the distribution made by JMB/900, in February 2000, of approximately $26,400,000 to Carlyle-XIV, representing its share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue Office Building.

     The decrease in interest, rents and other receivables at December 31, 2000 as compared to December 31, 1999 is primarily due to a lower average cash balance available for investment as a result of the distributions discussed above.

     The decrease in escrow deposits at December 31, 2000 as compared to December 31, 1999 is primarily due to the release of a portion of the escrow account in the amount of approximately $1,800,000 related to the sale of the 900 Third Avenue Office Building upon the expiration on September 15, 2000 of the representations, warranties and covenants related to such sale, as discussed above.

     The decrease in accounts payable at December 31, 2000 as compared to December 31, 1999 is primarily due to the repayments to an affiliate of the General Partners of advances previously made. Additionally, the decrease and related other income for the year ended December 31, 2000 is due to the release of the obligation to pay certain management and leasing fees related to the 260 Franklin investment property.

     The decrease in the liability investment in unconsolidated ventures, at equity at December 31, 2000 as compared to December 31, 1999 and the related increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the cessation of the recording of depreciation from July 1, 2000 as a result of the Piper Jaffray Tower being reclassified as held for sale or disposition as of that date.
Additionally, such increase is also due to the write off of certain deferred management fees at the Piper Jaffray Tower, as discussed above.

     The increase in long-term debt at December 31, 2000 as compared to December 31, 1999 is primarily due to the interest accrual on the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower.

     The decrease in interest income for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to a lower average cash balance available for investment due to the distributions discussed above.

     The decrease in other income for the year ended December 31, 1999 as compared to the same period in 1998 is primarily due to a collection of demand notes related to the 21900 Burbank Boulevard Building in 1998.

     The management fees to Corporate General Partner for the years ended December 31, 2000 and 1998 are due to the Partnership's payments of distributions from operational cash flow in 2000 and 1998, a portion of which are earned by the Corporate General Partner as partnership management fees.

     The decrease in Partnership's share of operations from unconsolidated venture for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is due to the allocation of additional losses to the Partnership because the Piper Jaffray Tower was no longer classified as held for sale at June 30, 1999, an adjustment was made to record depreciation from prior periods and the recording of continued depreciation from July 1, 1999 until June 30, 2000. Additionally, such decrease is due to the acquisition by JMB/900 of the interests of the FDIC and unaffiliated venture partners in March 1999, which resulted in the consolidation of JMB/900. This amount is partially offset by the decrease in assessed value of the Piper Jaffray Tower, which resulted in lower real estate tax expense being incurred by the property.

     The gain on sale for the year ended December 31, 1999 relates to the recognition of gain from the sale of the California Plaza and 900 Third Avenue office buildings of $23,089,381 and $36,233,307, respectively, in 1999. The gain on sale or disposition of investment property for the year ended December 31, 1998 relates to the recognition of gain from the sale of the 260 Franklin Street Building.

     The gain on sale of interests in unconsolidated ventures for the year ended December 31, 1998 relates to the recognition of $7,656,304 of gain from the liquidation of the NewPark joint venture and the sale through JMB/NewPark of the Partnership's interest in NewPark Mall, recognition of $3,006,762 of deferred gain from the sale of JMB/Owing's interest in the Owings Mills Limited Partnership and recognition of $81,612 of gain relating to the investment in 125 Broad from the sale of limited partnership interests.

     The extraordinary items - prepayment penalties and the write-off of deferred mortgage expense for the year ended December 31, 1999 resulted from the sale of the 900 Third Avenue office building in 1999.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Operations, years ended December 31,
  2000, 1999 and 1998

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows, years ended December 31,
  2000, 1999 and 1998

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and consolidated ventures at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.









                                             KPMG LLP


Chicago, Illinois
March 26, 2001

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2000 AND 1999

                                                      ASSETS
                                                      ------
                                                                                 2000               1999
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $  9,919,212        98,865,495
  Interest, rents and other receivables  . . . . . . . . . . . . . . . .           68,155           394,084
  Current portion of note receivable . . . . . . . . . . . . . . . . . .           67,582            48,913
  Escrow deposits and restricted securities. . . . . . . . . . . . . . .          199,992         2,000,000
                                                                             ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .       10,254,941       101,308,492
                                                                             ------------      ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,751            34,751
Long-term portion of note receivable . . . . . . . . . . . . . . . . . .           87,974           159,196
                                                                             ------------      ------------

                                                                             $ 10,377,666       101,502,439
                                                                             ============      ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 2000               1999
                                                                             ------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     48,882         1,972,411
                                                                             ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .           48,882         1,972,411

Investment in unconsolidated ventures, at equity . . . . . . . . . . . .        7,570,155         8,435,965
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .       69,550,819        62,608,944
                                                                             ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       77,169,856        73,017,320

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . .          895,639        27,066,809

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           20,000            20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (19,645,716)      (19,401,437)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (2,369,609)       (1,445,867)
                                                                             ------------      ------------
                                                                              (21,995,325)      (20,827,304)
                                                                             ------------      ------------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 2000               1999
                                                                             ------------       -----------

  Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . .      384,978,681       384,978,681
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .     (301,976,690)     (296,114,002)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .     (128,694,495)      (66,619,065)
                                                                             ------------      ------------
                                                                              (45,692,504)       22,245,614
                                                                             ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . .      (67,687,829)        1,418,310
                                                                             ------------      ------------
                                                                             $ 10,377,666       101,502,439
                                                                             ============      ============


























                           See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                               2000             1999              1998
                                                          -------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $    471,424       29,713,546         9,443,662
  Interest income. . . . . . . . . . . . . . . . . . .        1,528,785        2,069,396         1,134,194
  Other income . . . . . . . . . . . . . . . . . . . .        1,057,092           55,000           881,537
                                                           ------------      -----------       -----------
                                                              3,057,301       31,837,942        11,459,393
                                                           ------------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        6,939,426       20,145,840        12,673,336
  Property operating expenses. . . . . . . . . . . . .          455,635       12,388,914         3,655,197
  Professional services. . . . . . . . . . . . . . . .          326,054          364,194           425,684
  Amortization of deferred expenses. . . . . . . . . .            --             989,815           502,570
  Management fees to corporate general partner . . . .        1,539,569            --              708,497
  General and administrative . . . . . . . . . . . . .          554,499        1,061,170           945,715
                                                           ------------      -----------       -----------
                                                              9,815,183       34,949,933        18,910,999
                                                           ------------      -----------       -----------
                                                             (6,757,882)      (3,111,991)       (7,451,606)
Partnership's share of income (loss) from
  operations of unconsolidated ventures. . . . . . . .          890,810       (2,339,353)        2,976,512
Venture partners' share of ventures' operations. . . .         (239,895)      (2,470,331)          414,242
                                                           ------------      -----------       -----------
          Earnings (loss) before gains on sale
            or disposition of investment
            properties . . . . . . . . . . . . . . . .       (6,106,967)      (7,921,675)       (4,060,852)

Gains on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $18,090,923 in 1999 . . . . . . . . . . .            --          59,322,688        23,212,184
Gains on sale of interests in unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . . .            --               --           10,744,678
                                                           ------------      -----------       -----------





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              2000              1999              1998
                                                          -------------     ------------      ------------
          Earnings (loss) before extra-
            ordinary items . . . . . . . . . . . . . .       (6,106,967)      51,401,013        29,896,010

Extraordinary items:
  Prepayment penalties and deferred mortgage
    expense on retirement of long-term debt,
    net of venture partner's share of
    $1,994,382 . . . . . . . . . . . . . . . . . . . .            --          (3,989,364)            --
  Gain on forgiveness of indebtedness. . . . . . . . .            --               --           17,451,802
                                                           ------------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .     $ (6,106,967)      47,411,649        47,347,812
                                                           ============      ===========       ===========

          Net earnings (loss) per limited
            partnership interest:
              Earnings (loss) before gains on sale
                or disposition of investment
                properties . . . . . . . . . . . . . .     $     (13.25)          (17.14)            (8.79)
              Net gains on sale or disposition of
                investment properties. . . . . . . . .            --              132.40             51.81
              Gains on sale or disposition of
                interests in unconsolidated
                ventures . . . . . . . . . . . . . . .            --               --                23.98
              Extraordinary items. . . . . . . . . . .            --               (8.90)            38.95
                                                           ------------      -----------       -----------
                                                           $     (13.25)          106.36            105.95
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

                                     YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                GENERAL PARTNERS                                 LIMITED PARTNERS
            -----------------------------------------------------  ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS,
                         NET                                       NET OF       NET
            CONTRI-    EARNINGS       CASH                        OFFERING    EARNINGS        CASH
            BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS       (LOSS)     DISTRIBUTIONS      TOTAL
            -------   ----------  -------------   -----------   ----------- -----------   -------------   -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1999. . . . 20,000  (19,401,437)   (1,445,867)  (20,827,304)  384,978,681 (296,114,002)   (66,619,065)   22,245,614

Net earnings
 (loss). . .   --       (244,279)        --         (244,279)        --      (5,862,688)         --       (5,862,688)
Cash distri-
 butions
 ($140.00 per
 limited
 partnership
 interest) .   --          --         (923,742)     (923,742)        --           --       (62,075,430)  (62,075,430)
            -------  -----------     ---------   -----------   ----------- ------------   ------------   -----------
Balance
 (deficit)
 Decem-
 ber 31,
 2000. . . .$20,000  (19,645,716)   (2,369,609)  (21,995,325)  384,978,681 (301,976,690)  (128,694,495)  (45,692,504)
            =======  ===========    ==========   ===========   =========== ============   ============   ===========









                             See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                               2000             1999              1998
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .     $ (6,106,967)      47,411,649        47,347,812
  Items not requiring (providing) cash or
   cash equivalents:
    Cash generated by investment property prior
      to acquisition of venture partner's interest . .            --          (1,320,717)            --
    Amortization of deferred expenses. . . . . . . . .            --             849,903           502,570
    Long-term debt - deferred accrued interest . . . .        6,941,875        8,489,873         8,217,491
    Partnership's share of (income) loss from
      operations of unconsolidated ventures. . . . . .         (890,810)       2,339,353        (2,976,512)
    Venture partners' share of ventures'
      operations, gain on sale or disposition
      of investment properties and
      extraordinary items. . . . . . . . . . . . . . .          239,895       18,566,872          (414,242)
    Total gain on sale or disposition of
      investment properties. . . . . . . . . . . . . .            --         (77,413,611)      (23,212,184)
    Total gain on sale of interests in uncon-
      solidated ventures . . . . . . . . . . . . . . .            --               --          (10,744,678)
    Extraordinary items including venture
      partner's share. . . . . . . . . . . . . . . . .            --             161,128       (17,451,802)
  Changes in:
    Interest, rents and other receivables. . . . . . .          325,929        1,116,433          (320,709)
    Current portion of note receivable . . . . . . . .          (18,669)          14,828           (63,741)
    Prepaid expenses . . . . . . . . . . . . . . . . .            --           1,323,456             --
    Escrow deposits and restricted securities. . . . .        1,800,008       11,614,900          (499,772)
    Other restricted securities. . . . . . . . . . . .            --               --              131,318
    Accrued rents receivable, net. . . . . . . . . . .            --           1,213,533           798,484
    Deferred expenses. . . . . . . . . . . . . . . . .            --             230,376             --
    Long-term portion of note receivable . . . . . . .           71,222           22,432          (181,628)
    Accounts payable . . . . . . . . . . . . . . . . .       (1,923,529)      (1,099,354)         (846,730)
    Accrued interest payable . . . . . . . . . . . . .            --            (680,634)         (413,804)
    Other current liabilities. . . . . . . . . . . . .            --            (639,554)            --
    Deferred income. . . . . . . . . . . . . . . . . .            --            (532,623)         (491,653)
    Tenant security deposits . . . . . . . . . . . . .            --          (1,304,500)          (82,601)
    Other liabilities. . . . . . . . . . . . . . . . .            --            (430,429)          140,001
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .          438,954        9,933,314          (562,380)
                                                           ------------      -----------       -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                2000            1999              1998
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Cash acquired at acquisition of venture
    partner's interest in investment property. . . . .            --           4,872,012             --
  Additions to investment properties,
    excluding amounts from escrow deposits
    and restricted securities. . . . . . . . . . . . .            --            (794,369)         (558,194)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . .           25,000            --           21,500,873
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . .            --          (9,223,900)         (296,983)
  Cash proceeds from sale or disposition of
    investment properties. . . . . . . . . . . . . . .            --         228,058,000               200
  Payment of deferred expenses . . . . . . . . . . . .            --            (735,988)         (106,167)
  Payment to venture partner for acquisition
    of interest. . . . . . . . . . . . . . . . . . . .            --          (2,500,000)            --
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .           25,000      219,675,755        20,539,729
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .            --            (484,131)            --
  Payoff of mortgage loans . . . . . . . . . . . . . .            --        (150,708,423)            --
  Principal payments on notes payable. . . . . . . . .            --               --              (70,701)
  Venture partners' contributions to venture . . . . .            --             104,500           453,039
  Distributions to venture partners. . . . . . . . . .      (26,411,065)           --              (38,797)
  Distributions to general partners. . . . . . . . . .         (923,742)           --             (425,098)
  Distributions to limited partners. . . . . . . . . .      (62,075,430)      (6,653,710)      (17,890,328)
                                                           ------------      -----------       -----------
         Net cash provided by (used in)
           financing activities  . . . . . . . . . . .      (89,410,237)    (157,741,764)      (17,971,885)
                                                           ------------      -----------       -----------
         Net increase (decrease) in cash and
           cash equivalents. . . . . . . . . . . . . .      (88,946,283)      71,867,305         2,005,464
         Cash and cash equivalents,
           beginning of year . . . . . . . . . . . . .       98,865,495       26,998,190        24,992,726
                                                           ------------      -----------       -----------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . . . . .     $  9,919,212       98,865,495        26,998,190
                                                           ============      ===========       ===========





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                2000            1999              1998
                                                            -----------      -----------       -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . .      $     --          12,336,601         4,869,649
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Non-cash gain recognized on sale of
      interests in ventures. . . . . . . . . . . . . .      $     --               --           10,744,678
                                                            ===========      ===========       ===========
    Sale or disposition of investment properties:
      Purchase price of mortgage loan. . . . . . . . .      $     --               --           74,891,213
      Discharge of mortgage loan . . . . . . . . . . .            --               --          (74,891,013)
                                                            -----------      -----------       -----------
          Cash proceeds from sale or disposition
            of investment properties, net of
            selling expenses . . . . . . . . . . . . .      $     --               --                  200
                                                            ===========      ===========       ===========
    Accrued interest forgiven by lender
      on sale of property. . . . . . . . . . . . . . .      $     --               --           17,451,802
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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2000, 1999 AND 1998


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership currently holds (through joint ventures) an equity investment in two office buildings. Business activities have consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of the Partnership's real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures, 260 Franklin Street Associates ("260 Franklin") (prior to the sale in January 1998); C-C California Plaza Partnership ("Cal Plaza") (prior to the sale in December
1999) and effective in March 1999, Progress Partners due to JMB/900's purchase of the unaffiliated venture partners' interests in Progress Partners (then sold in November 1999). The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of certain ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended
December 31, 2000 and 1999:


                                                        2000                               1999
                                           ----------------------------      ------------------------------
                                                              TAX BASIS                          TAX BASIS
                                          GAAP BASIS         (UNAUDITED)     GAAP BASIS         (UNAUDITED)
                                         ------------       -----------     ------------        ----------
Total assets . . . . . . . . . . . .     $ 10,377,666        68,720,190      101,502,439       134,337,244

Partners' capital accounts
  (deficit):
    General partners . . . . . . . .      (21,995,325)       (7,800,732)     (20,827,304)       (6,720,327)
    Limited partners . . . . . . . .      (45,692,504)        2,435,710       22,245,614        68,271,070

Net earnings (loss):
    General partners . . . . . . . .         (244,279)         (156,663)         236,466         3,701,665
    Limited partners . . . . . . . .       (5,862,688)       (3,759,930)      47,175,183        66,049,076

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .           (13.25)            (8.48)          106.36            148.91
                                         ============      ============      ===========       ===========

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the General Partners and Holders of Interests.

     The preparation of financial statements in accordance with GAAP requires the General Partners to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations and other securities at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $9,770,000 and $96,000,000 at December 31, 2000 and 1999, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in the 300 E. Lombard Building and in 1993 sold the remaining 38% of its interest in the 300 E. Lombard Building. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center. In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments. In October 1994, the Partnership sold the 9701 Wilshire Office Building. In November 1994, the Partnership through the JMB/125 venture, assigned its interest in the 125 Broad Street

Building to an affiliate of its unaffiliated venture partner. In June 1995, the Partnership sold its interest in Eastridge Mall. In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. In May 1996, the Partnership sold the Woodland Hills apartment complex. Also, in May 1996, the Partnership, through Villages Northeast and VNE Partners, Ltd., sold the Dunwoody Crossing Phases I, II and III apartment complex. In January 1997, the lender realized upon its security interest in the Springbrook Shopping Center. In December 1997, the Partnership sold the RiverEdge Place office building. In January 1998, the Partnership, through 260 Franklin Street Associates, disposed of the 260 Franklin Street Building. In November 1998, the Partnership, through the NewPark Associates venture, sold the NewPark Mall. In November 1999, the Partnership, through JMB/900, sold the 900 Third Avenue office building. In December 1999, the Partnership, through C-C California Plaza Partnership sold the California Plaza office building. The two remaining properties owned at December 31, 1999 were completed and operating.

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

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 2000 or sold or disposed of during the past three years were $653,832, $2,111,998 and $75,736, respectively, for the years ended December 31, 2000, 1999 and 1998. In addition, the accompanying consolidated financial statements include for the years ended December 31, 2000, 1999 and 1998, $890,810, $(2,420,987)
and $2,864,907, respectively, as the Partnership's share of property operations of $1,781,621, $(5,094,806) and $3,579,605 of unconsolidated properties held for sale or disposition as of December 31, 2000, or sold or disposed of in the past three years.

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

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 2000 is a party to four operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $98,145,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to certain of the ventures. The four joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900 and South Tower) are, directly or indirectly, with Carlyle Real Estate Limited Partnership-XIV ("C-XIV") a partnership sponsored by the Corporate General Partner or its affiliates. These four joint ventures have entered into a total of four property joint venture agreements.

     The Partnership acquired, through the above ventures, interests in three office buildings, including the 900 Third Avenue office building prior to its sale in November 1999. The venture properties have been financed under various long-term debt arrangements as described below.

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

INVESTMENT PROPERTIES

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

     CALIFORNIA PLAZA

     In December 1993, an agreement was reached with the lender to modify the mortgage loan by reducing the pay rate. The loan modification reduced the monthly payments to $384,505, effective with the March 1, 1993 payment, and extended the maturity date to January 1, 2000 when the unpaid balance of principal and interest was due (including the difference between the accrual rate of 10.375% and pay rate of 8% per annum). Additionally, the joint venture entered into a cash management agreement which required monthly net cash flow to be escrowed (as defined). A portion of such funds were reserved for the payment of deferred interest and principal on the mortgage loan.

     On December 23, 1999, the Partnership, through a joint venture, C-C California Plaza Partnership (the "Venture"), sold the California Plaza office building. Upon closing, the Venture received cash of $6,754,665 (net of closing costs but before prorations). The cash was also net of the repayment of the mortgage loan secured by the property of approximately $64,100,000. The terms of the Venture's partnership agreement generally provided that the unaffiliated venture partner did not participate in any sale proceeds until (i) the Partnership's cumulative preferred return, as defined, had been satisfied and (ii) the Partnership received up to an additional $20,000,000 in sale proceeds. Therefore, the Partnership was entitled to and received all of the proceeds from the sale of the property.

Additionally, in connection with the sale of the property, the Venture received the balance of cash receipts (approximately $3,400,000) in a reserve account that had been controlled by the mortgage lender for the payment of future costs, including tenant improvements, leasing commissions and capital improvements for the Property. The terms of the Venture's partnership agreement generally provided that net cash receipts would be distributed to the Partnership until the Partnership's cumulative preferred return, as defined, had been satisfied. Therefore, the Partnership also received the funds released from the reserve account.

     The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation after such date. As a result of this sale, the Venture recognized a gain of $23,089,381 and $49,334,171 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was $23,089,381 and $29,545,904, respectively. As is customary in such transactions, the Venture had agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on December 25, 2000, with no liability to the Partnership.

     In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of December 31, 2000, the outstanding balance of the note receivable was $155,556 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is currently discussing with the former tenant an early payoff of this promissory note. However, there can be no assurance that any agreement can be reached.

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XIV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XIV, acquired the developer's interest in the OB Joint Venture, which owns a fee interest in the land underlying the office building. JMB/Piper holds its interest in the property through three existing joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provide that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper is obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bear interest at a rate of not more than 14.36% per annum, provide for payments of interest only from net cash flow, if any, and are repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $147,000,000 at December 31, 2000 and 1999. Due to the unlikely ability of Piper to pay such loan, JMB/Piper ceased accruing interest on the loan effective January 1, 2000.

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, are significantly less than rental rates under the previous PJI lease. Additionally, Piper has executed new long-term leases representing an additional approximately 170,000 square feet. The property manager has been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper has not made the required debt service payments under the mortgage loan since June 1, 2000, and is in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default), 1999 and 1998, no such cash flow was generated. As of December 31, 2000, aggregate amounts due to the lender were approximately $107,100,000, including certain default interest.

     On a monthly basis, Piper was required to deposit the property management fee into an escrow account to be used (including interest earned thereon) for future leasing costs to the extent cash flow was not sufficient to cover such items or to be applied to the outstanding loan balance in the event of a default. Prior to the execution of the stipulation agreement (discussed below), approximately $339,000 and $610,000 representing property management fees was deposited and approximately $970,000 and $260,000 was withdrawn from the escrow account for certain leasing costs in 2000 and 1999, respectively. The escrow balance as of July 20, 2000 was approximately $5,146,000. Such balance was applied to the outstanding principal balance of the loan on July 20, 2000, as a result of the default. The manager of the property (which was an affiliate of the Corporate General Partner through November 1994) had agreed to defer receipt of its management fee and receive the payment thereof out of the amount available from the escrow account, if any. As of July 20, 2000, the manager had deferred approximately $5,395,000 ($1,839,000 of which represented deferred fees due to an affiliate of the

Corporate General Partner through November 1994) of management fees. However, in conjunction with the appointment of the receiver at the property and the application of the funds in the escrow account to the outstanding loan balance, the obligation to pay the deferred fees was released. As a result, such fees were written off in the third quarter of 2000.

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. JMB/Piper currently expects that title to the land and building will transfer to the lender sometime in April 2001. Such transfer would result in Piper, JMB/Piper, and the Partnership, realizing a significant amount of gain for both financial reporting and Federal income tax purposes in 2001, with no distributable proceeds from such disposition. However, there can be no assurance that such disposition will be completed within the time frame currently anticipated.

     The Piper venture agreements provide that any net cash flow, as defined, will be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses are allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were generally allocated 71% to the JMB/Piper and 29% to the venture partners during 2000, 1999 and 1998.

     The Piper venture agreements further provide that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans are to be repaid out of net proceeds. Any remaining proceeds will be distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provides for monthly payments of principal and interest at 8% per annum with full repayment over ten years. The balance of the note receivable as of December 31, 2000 is $163,567. It is currently expected that the lender will assume such note upon the transfer of property to the lender in April 2001.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper has reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it is not subject to continued depreciation beyond such date for financial reporting purposes.

     JMB/900

     In 1984, the Partnership with C-XIV acquired, through JMB/900, an interest in an existing joint venture ("Progress Partners") which owned a 36-story office building known as the 900 Third Avenue Building in New York, New York. The partners of Progress Partners were the developer of the property ("PPI"), an original affiliate of PPI ("JRA") and JMB/900. In 1986, PPI transferred a portion of its interest to another partnership ("PC-900") in which it and a major tenant of the building (Central National
Bank) were partners. In 1987 the bank failed and the Federal Deposit Insurance Corporation ("FDIC") assumed its position as a limited partner in PC-900. Prior to the sale of their interests, the partners of Progress Partners were PPI, JRA and PC-900 (together "Venture Partners") and JMB/900.

     The terms of the JMB/900 venture agreement generally provide that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in proportion to its 66-2/3% share of capital contributions.

     Pursuant to the extension of the mortgage loan, prior to the sale of the property in November 1999, net cash flow (as defined) was paid into an escrow account controlled by the lender. The escrow account, including interest earned thereon, was to be used by Progress Partners for payment of property taxes and releasing costs associated with leases which expired in 1999 and 2000 (approximately 50% of the building including the Schulte, Roth & Zabel lease). The escrow balance at closing of the property sale was approximately $16,083,000, which was released to Progress Partners upon the sale of the property discussed below.

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

     In March 1999, JMB/900 entered into a settlement agreement ("Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building. The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owns a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

     In July 1999, JMB/900, through Progress Partners, entered into a contract to sell the 900 Third Avenue Building to an unaffiliated third party. On November 2, 1999, JMB/900 sold the property for approximately $163,000,000. Upon closing, JMB/900 received cash from the sale of approximately $62,300,000 (net of closing costs but before prorations).
The cash received is also net of the repayment of the mortgage loan secured by the property of approximately $87,000,000, a prepayment penalty of approximately $5,800,000 and the final payment to the Progress Parties pursuant to the Settlement Agreement of approximately $2,500,000. As a result of this sale, JMB/900 recognized a gain of approximately $54,000,000 and $77,000,000 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was approximately $35,900,000 and $51,400,000, respectively. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account as security for such representations, warranties, covenants and certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

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

     The terms of the original South Tower partnership agreement generally provided that the Partnership and Affiliated Partner's aggregate share of the South Tower's annual cash flow, net sale or refinancing proceeds, and profits and losses be distributed or allocated to the Partnership and the Affiliated Partner in proportion to their aggregate capital contributions.

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

     In the fourth quarter of 1996, South Tower reached an agreement with its lender to modify the mortgage note secured by the property, and the Partnership reached an agreement with its lender to modify the promissory note secured by the Partnership's interest in South Tower. In conjunction with the note modifications, South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 have been reversed, and the Partnership's share of losses in 2000 and 1999 of approximately $3,112,000 and $3,629,000, respectively, were not recognized. The Partnership's share of income for financial reporting purposes (approximately $464,000 in 1998) has not been recognized as such income amount is not considered realizable.

     The mortgage note secured by the property (with a balance, including accrued interest, of approximately $181,000,000 as of December 31, 2000), as extended, bears interest at 10% per annum and matures in September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $40,835,000, and accrued interest of approximately $28,716,000 at December 31, 2000, is due September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company to the Partnership from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     The lender has had discussions with the Partnership regarding the lender's rights to realize upon its security under the loan agreement secured by the Partnership's interest in the limited liability company. Accordingly, the lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, which would trigger significant gain with no realizable proceeds.

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

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to an affiliate of the venture partners and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance.

     In October 1995, the makers of the promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. JMB/125, as an unsecured creditor in a bankruptcy reorganization, received, among other things, limited partnership interests in a reorganized entity that had majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain, of which the Partnership's share was $81,612, and JMB/125 was terminated.

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

     The net cash proceeds and gain from sale of the interest were allocated 50% to the Partnership and 50% to Carlyle Real Estate Limited Partnership - XVI in accordance with the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). JMB/Owings recognized $6,048,733 of deferred gain and $202,547 of interest income for the year ended December 31, 1998 of which the Partnership's share of deferred gain was $3,028,163 and the Partnership's share of interest income was $101,273.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2000 and 1999:

                                                   2000            1999
                                                -----------    -----------
17.0% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003 . .    $69,550,819     62,608,944
                                                -----------   ------------
     Total debt. . . . . . . . . . . . . . .     69,550,819     62,608,944
     Less current portion
       of long-term debt . . . . . . . . . .          --             --
                                                -----------   ------------
     Total long-term debt. . . . . . . . . .    $69,550,819     62,608,944
                                                ===========   ============

     Included in the above total long-term debt is $28,716,261 and $21,774,386 for 2000 and 1999, respectively, which represents interest accrued but not currently payable pursuant to the terms of the note.

     Five year maturities of long-term debt are as follows:

                    2001 . . . . . . .    $    --
                    2002 . . . . . . .         --
                    2003 . . . . . . .     69,550,819
                    2004 . . . . . . .         --
                    2005 . . . . . . .         --

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other dispositions of investment properties are allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other dispositions (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties.

Losses from the sale or other disposition of investment properties are allocated 1% to the General Partners. The remaining sale or other disposition profits and losses are allocated to the Holders of Interests.

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

     The Partnership Agreement provides that subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of an investment property by the Partnership of up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distribution being made, the Holders of Interests are entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1986. The Holders of Interests have not yet received and are not expected to receive cash distributions of net sale or refinancing proceeds in an amount equal to their initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. As of the date of this report, the General Partners have received net sale or refinancing proceeds aggregating $170,311 which will be refunded upon completion of the liquidation of the Partnership.

NOTES RECEIVABLE

     In 1987 and 1988, the Partnership advanced funds to pay for certain deficits at the 21900 Burbank Boulevard Building which were the obligation of an affiliate of the seller. Such advances, including unpaid interest, were approximately $2,313,000. The Partnership received demand notes from the seller, which were personally guaranteed by certain of its principals. The seller had been paying interest on the note at a rate equal to 3% over the prime rate. In February 1991, the seller ceased paying monthly interest required under terms of the note. The Partnership put the seller in default and effective October 31, 1991, the notes began accruing interest at the default rate. During 1994, two of the principals which guaranteed the notes became subject to Chapter 7 bankruptcy proceedings. Subsequently, these individuals' obligations, including their obligations under the notes, were discharged. Previously, it appeared that the principals guaranteeing the notes had little or no assets which the Partnership could pursue for collection and it appeared unlikely that any further amounts would be collected. As a matter of prudent accounting policy, a reserve for uncollectibility for the entire amount had been recorded for financial reporting purposes. In July 1998, the Partnership received final collection, from bankruptcy proceeds, toward the notes in the amount of $785,998. Therefore, such amount was recognized in income as of December 31, 1998.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2000, 1999 and 1998 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                              2000        1999       1998        2000
                           ----------    -------   --------   ------------
Management fees to
 corporate general
 partner . . . . . . . . . .$1,539,569     --       708,497         --
Insurance commissions. . . .    7,767      2,739      1,706         --
Reimbursement (at cost)
 for accounting services . .   23,151      2,759     15,520        6,089
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   43,329    110,540     74,307        3,701
Reimbursement (at cost)
 for legal services. . . . .   20,197     22,027     15,368        4,389
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .    1,142      --        17,153         --
                           ----------    -------  ---------      --------
                           $1,635,155    138,065    832,551        14,179
                           ==========    =======  =========      ========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at December 31, 1999 which consist of management fees and leasing commissions and advances repayable to affiliates of the General Partners (discussed below). Payments to affiliates of the Corporate General Partner for the advances in the amount of $675,876 were made in February 2000 to reduce the liability. The cumulative deferred amounts do not bear interest. An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for a prorata share of the unpaid fees. As of December 31, 2000, the obligation to pay the remaining $1,057,092 of management and leasing fees was released. Such fees were written off as of that date, and are no longer reflected in the 2000 consolidated balance sheet.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share is approximately $919,500) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are no longer reflected in the unconsolidated venture's balance sheet at December 31, 2000.

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


INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for Wells Fargo Center - South Tower, JMB/Piper and JMB/Piper II JMB/900 (no longer an unconsolidated venture as of March 1999, the venture partner interest purchase date) for the years ended 2000 and 1999 follows is as:
                                            2000              1999
                                        ------------      ------------

Current assets . . . . . . . . . . .    $  9,698,405         9,545,029
Current liabilities. . . . . . . . .     (17,413,229)      (15,061,291)
                                        ------------      ------------
    Working capital (deficit). . . .      (7,714,824)       (5,516,262)
                                        ------------      ------------
Other assets . . . . . . . . . . . .      34,542,162        30,904,880
Deferred expenses. . . . . . . . . .       6,623,036         6,723,036
Investment properties, net . . . . .     211,915,769       214,368,430
Other liabilities. . . . . . . . . .        (204,699)          (17,392)
Long-term debt . . . . . . . . . . .    (267,747,093)     (275,359,348)
Venture partners' equity (deficit) .      (1,864,141)        6,693,183
                                        ------------      ------------
    Partnership's capital (deficit).    $(24,449,790)      (22,203,473)
                                        ============      ============
Represented by:
  Invested capital . . . . . . . . .    $111,275,212       111,275,212
  Cumulative distributions . . . . .     (40,508,173)      (40,483,173)
  Cumulative losses. . . . . . . . .     (95,216,829)      (92,995,512)
                                        ------------      ------------
                                        $(24,449,790)      (22,203,473)
                                        ============      ============
Total income . . . . . . . . . . . .    $ 51,131,706        48,783,628
Expenses applicable to
  operating earnings . . . . . . . .      56,204,699        66,346,587
                                        ------------      ------------
Net earnings (loss). . . . . . . . .    $ (5,072,993)      (17,562,959)
                                        ============      ============

     Total income and net income (loss) for 2000 includes income of $5,394,954 related to the write off of deferred property management fees at the Piper Jaffray Tower.

     The total income, expenses applicable to operating earnings and net earnings (loss) for the above ventures for the year ended December 31, 1998 were $48,783,628, $66,346,587 and $(17,562,959), respectively.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differs from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's shares of loss (approximately $3,112,000 and $3,629,000) were not recognized in 2000 and 1999, respectively. The 1998 share of income from Wells Fargo Center - South Tower (approximately $464,000) has not been recognized as such income amount is not considered realizable.

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2000
                          -----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                          -----------  ----------  ----------  ----------
Total income . . . . . . .$   973,314     380,212     403,924   1,299,851
                          ===========  ==========  ==========  ==========

Earnings (loss) before
  extraordinary items. . .$(2,896,354) (2,036,409)   (494,876)   (679,328)
Extraordinary items. . . .      --          --          --          --
                          -----------  ----------  ----------  ----------
Net earnings (loss). . . .$(2,896,354) (2,036,409)   (494,876)   (679,328)
                          ===========  ==========  ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   extraordinary items . .$     (6.27)      (4.41)      (1,07)      (1.50)
  Extraordinary item . . .      --          --          --          --
                          -----------  ----------  ----------  ----------
      Net earnings
       (loss). . . . . . .$     (6.27)      (4.41)      (1.07)      (1.50)
                          ===========  ==========  ==========  ==========


                                                1999
                          -----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                          -----------  ----------  ----------  ----------
Total income . . . . . . .$ 8,585,229   8,536,264   8,838,796   5,877,653
                          ===========  ==========  ==========  ==========
Earnings (loss) before
 gain (losses) on sale
 of investment proper-
 ties and extraordinary
 items . . . . . . . . . .$(1,338,083)   (826,642) (3,742,684) (2,014,266)
Gains (losses) on sale
 of investment proper-
 ties. . . . . . . . . . .      --          --          --     59,322,688
Extraordinary items. . . .      --          --          --     (3,989,364)
                          -----------  ----------  ----------  ----------
Net earnings (loss). . . .$(1,338,083)   (826,642) (3,742,684) 53,319,058
                          ===========  ==========  ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   gain (losses) on sale
   of investment proper-
   ties and extraordinary
   items . . . . . . . . .$     (2.90)      (1.78)      (8.10)      (4.36)
  Gains (losses) on sale
   of investment proper-
   ties. . . . . . . . . .      --          --          --         132.40
  Extraordinary items. . .      --          --          --          (8.90)
                          -----------  ----------  ----------  ----------
      Net earnings
       (loss). . . . . . .$     (2.90)      (1.78)      (8.10)     119.14
                          ===========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 2000 and 1999.



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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII and Carlyle-XIV. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the associate general partner in the Partnership Carlyle-XIII and Carlyle-XIV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also a Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc.

Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. During 2000, the General Partners received cash distributions from operations of $923,742, and the Corporate General Partner was paid a partnership management fee in the amount of $1,539,569. For 2000, the General Partners were allocated losses for Federal income tax purposes of approximately $157,000. Such allocation of losses may benefit the General Partners or the partners thereof to the extent that such losses may offset their taxable income from the Partnership or other sources.


     If upon completion of the liquidation and the distribution of all Partnership funds, the Holders of Interests have not received a specified amount of net sale or refinancing proceeds, the General Partners will be required to return the net sale or refinancing proceeds received by them, $170,311 as of the date of this report. The Holders of Interests are not expected to receive the specified amount of net sale or refinancing proceeds. Accordingly, it is expected that the General Partners will be required to return the amount of net sale or refinancing proceeds received by them upon completion of the liquidation of the Partnership.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Included in accounts payable are amounts due to affiliates of $1,732,968 at December 31, 1999 which consist of management fees and leasing commissions and advances repayable to affiliates of the General Partners (discussed below). Payments to affiliates of the Corporate General Partner for the advances in the amount of $675,876 were made in February 2000 to reduce the liability. The cumulative deferred amounts do not bear interest. An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for a prorata share of the unpaid fees. As of December 31, 2000, the obligation to pay the remaining $1,057,092 of management and leasing fees was released. Such fees were written off as of that date, and are no longer reflected in the 2000 consolidated balance sheet.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share is approximately $919,500) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are no longer reflected in the unconsolidated venture's balance sheet at December 31, 2000.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 2000 aggregating $7,767 in connection with the provision of professional liability insurance coverage for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2000, $1,142 of out-of-pocket expenses were incurred by the General Partner or its affiliates.

     Additionally, the General Partners are also entitled to reimbursements of salaries and salary-related expenses for administrative, legal, accounting and portfolio management services. Such costs for 2000 were $86,677, of which $14,179 was unpaid as of December 31, 2000. Reference is made to the Notes.

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

                 4-D.   Amended and restated promissory note between Wells
Fargo Bank and the Partnership is hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

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

                 10-G. Documents relating to the operating agreement of Maguire Thomas Partners-South Tower, L.L.C. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 10-H. Modification to Reserve Escrow Agreement dated December 4, 1996 relating to the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

                 10-I. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street building dated May 22, 1997 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16111) dated August 8, 1997.

                 10-J. Purchase Agreement between C-C California Plaza Partnership and California Plaza at Walnut Creek, Inc. entered into as of December 16, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated December 23, 1999.

                 10-K. Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated July 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                 10-L. Amendment to Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated September 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

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

                 10-P. Assignment of Partnership Interest between P-C 900 Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

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

                 10-U. Stipulation Agreement, dated July 20, 2000 between Teachers Insurance and Annuity Association of America (Plaintiff) and 222
S. Ninth Street Limited Partnership, et al. (Defendants) is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated November 10, 2000.

                 21.    List of Subsidiaries.

                 24.    Powers of Attorney.

                 -----------------

       (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.


       No annual report for the fiscal year 2000 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  By:    JMB Realty Corporation
                         Corporate General Partner



                         GAILEN J. HULL
                  By:    Gailen J. Hull
                         Senior Vice President
                  Date:  March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                  By:    Judd D. Malkin, Chairman and
                         Chief Financial Officer
                  Date:  March 23, 2001

                         NEIL G. BLUHM*
                  By:    Neil G. Bluhm, President and Director
                  Date:  March 23, 2001

                         H. RIGEL BARBER*
                  By:    H. Rigel Barber, Chief Executive Officer
                  Date:  March 23, 2001



                         GAILEN J. HULL
                  By:    Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                  Date:  March 23, 2001

                         A. LEE SACKS*
                  By:    A. Lee Sacks, Director
                  Date:  March 23, 2001

                         STUART C. NATHAN*
                  By:    Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:  March 23, 2001


                  *By:   GAILEN J. HULL, Pursuant to a Power of Attorney



                         GAILEN J. HULL
                  By:    Gailen J. Hull, Attorney-in-Fact
                  Date:  March 23, 2001

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

3-B.       Acknowledgement of Rights and
           Dates of General Partners                 Yes

4-A.       Assignment Agreement, included as         Yes
           Exhibit B to the Partnership's
           Prospectus dated July 5, 1985.

4-B.       Documents relating to the modification
           of the mortgage loan secured by
           the 260 Franklin Street Building          Yes

4-C.       Documents relating to the modifica-
           tion and extension of the mortgage
           loan secured by Wells Fargo-
           South Tower                               Yes

4-D.       Amended and restated promissory
           note of Wells Fargo Bank                  Yes

4-E.       Loan modification agreement of
           Wells Fargo Bank                          Yes

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

10-D.      Documents relating to the modification
           of the mortgage loan secured by
           California Plaza                          Yes

10-E.      Documents relating to the extension
           of the mortgage loan secured by the
           900 Third Building                        Yes

10-F       Modification to Reserve Escrow
           Agreement relating to the
           260 Franklin Street Building              Yes

                                              Document
                                            Incorporated
                                            By Reference          Page
                                            ------------          ----

10-G.      Documents relating to the
           operating agreement of Maguire
           Thomas Partners-South Tower,
           L.L.C.                                    Yes

10-H.      Modification to Reserve Escrow
           Agreement dated December 4,
           1996 relating to the 260 Franklin
           Street Building                           Yes

10-I.      Modification to Reserve Escrow
           Agreement relating to the 260 Franklin
           Street building dated May 22, 1997        Yes

10-J.      Purchase Agreement between
           C-C California Plaza Partnership
           and California Plaza at Walnut Creek,
           Inc. entered into as of December 16,
           1999                                      Yes

10-K.      Agreement of Purchase and Sale between
           Progress Partners and Paramount Group,
           Inc. dated July 27, 1999                  Yes

10-L.      Amendment to Agreement of Purchase
           and Sale between Progress Partners
           and Paramount Group, Inc. dated
           September 17, 1999                        Yes

10-M.      Second Amendment to the Agreement
           of Purchase and Sale between Progress
           Partners and Paramount Group, Inc.
           dated October 20, 1999                    Yes

10-N.      Third Amendment to the Agreement of
           Purchase and Sale between Progress
           Partners and Paramount Group, Inc.
           dated November 2, 1999                    Yes

10-O.      Assignment of Partnership Interest
           between Federal Deposit Insurance
           Corporation and 14-15 Office
           Associates, L.P., dated March 10,
           1999                                      Yes

10-P.      Assignment of Partnership Interest
           between P-C 900 Third Associates
           and 14-15 Office Associates, L.P.
           and 900 3rd Avenue Associates,
           dated March 22, 1999                      Yes

10-Q.      Assignment of Partnership Interest
           between 900 Realty, LLC and 900
           3rd Avenue Associates dated
           March 22, 1999                            Yes

10-R.      Amendment No. 2 to Amended and
           Restated Agreement of General
           Partnership for Progress Partners
           dated March 17, 1999                      Yes

10-S.      Amendment No. 3 to Amended
           and Restated Agreement of
           General Partnership for
           Progress Partners dated
           March 22, 1999                            Yes

                                              Document
                                            Incorporated
                                            By Reference          Page
                                            ------------          ----

10-T.      Settlement Agreement and
           Release between Progress
           Properties, Inc., J.R.A.
           Realty Corporation, P-C 900
           Third Associates, 900 Realty
           LLC and 900 3rd Avenue
           Associates dated March 17,
           1999                                      Yes

10-U.      Stipulation Agreement between
           Teachers Insurance and Annuity
           Association of America and
           222 S. Ninth Street Limited
           Partnership, et al. dated
           July 20, 2000                             Yes

21.        List of Subsidiaries                       No

24.        Powers of Attorney                         No