Form 10-Q
period 2001-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2001-05-15
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2001                                    Commission file #0-16111




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

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . .     12



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     15

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     15

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     16

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2001 AND DECEMBER 31, 2000

                                  (UNAUDITED)


                                    ASSETS
                                    ------


                                              MARCH 31,         DECEMBER 31,
                                                2001               2000
                                            -------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $ 10,104,104         9,919,212
  Interest, rents and
    other receivables. . . . . . . . . .           58,251            68,155
  Current portion of notes
    receivable . . . . . . . . . . . . .           74,340            67,582
  Escrow deposits. . . . . . . . . . . .            --              199,992
                                             ------------      ------------
        Total current assets . . . . . .       10,236,695        10,254,941
                                             ------------      ------------

Deferred expenses. . . . . . . . . . . .           34,751            34,751
Long-term portion of note receivable . .           71,297            87,974
                                             ------------      ------------
                                             $ 10,342,743        10,377,666
                                             ============      ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                    CONSOLIDATED BALANCE SHEETS - CONTINUED


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

                                              MARCH 31,         DECEMBER 31,
                                                2001               2000
                                            -------------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . .     $     37,480            48,882
  Current portion of long-term debt. . .       71,286,288             --
                                             ------------      ------------
        Total current liabilities. . . .       71,323,768            48,882

Investment in unconsolidated
  ventures, at equity. . . . . . . . . .        7,588,720         7,570,155
Long-term debt . . . . . . . . . . . . .            --           69,550,819
                                             ------------      ------------
Commitments and contingencies

        Total liabilities. . . . . . . .       78,912,488        77,169,856

Venture partner's subordinated
  equity in venture. . . . . . . . . . .          907,790           895,639
Partners' capital accounts
 (deficits):
   General partners:
    Capital contributions. . . . . . . .           20,000            20,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . . .      (19,829,940)      (19,645,716)
    Cumulative cash distributions. . . .       (2,369,609)       (2,369,609)
                                             ------------      ------------
                                              (22,179,549)      (21,995,325)
                                             ------------      ------------
   Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      384,978,681       384,978,681
    Cumulative net earnings
      (losses) . . . . . . . . . . . . .     (303,582,172)     (301,976,690)
    Cumulative cash distributions. . . .     (128,694,495)     (128,694,495)
                                             ------------      ------------
                                              (47,297,986)      (45,692,504)
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .      (69,477,535)      (67,687,829)
                                             ------------      ------------
                                             $ 10,342,743        10,377,666
                                             ============      ============















         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                2001              2000
                                             -----------      -----------
Income:
  Rental income. . . . . . . . . . . . .     $     --             137,353
  Interest income. . . . . . . . . . . .         143,278          835,961
                                             -----------       ----------
                                                 143,278          973,314
                                             -----------       ----------
Expenses:
  Mortgage and other interest. . . . . .       1,735,469        1,735,469
  Property operating expenses. . . . . .           --             119,245
  Professional services. . . . . . . . .          94,469          115,616
  Management fees to
    corporate general partner. . . . . .           --           1,231,655
  General and administrative . . . . . .          72,329          162,915
                                             -----------       ----------
                                               1,902,267        3,364,900
                                             -----------       ----------
                                              (1,758,989)      (2,391,586)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures . . . . . . . . . . . . . . .         (18,566)        (344,834)
Venture partner's share of
  venture operations . . . . . . . . . .         (12,151)        (159,934)
                                             -----------       ----------
        Net earnings (loss). . . . . . .     $(1,789,706)      (2,896,354)
                                             ===========       ==========

        Net earnings (loss) per
         limited partnership interest. .     $     (3.88)           (6.27)
                                             ===========       ==========

        Cash distributions per
          limited partnership interest .     $     --              130.00
                                             ===========       ==========























         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                 2001             2000
                                             -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $(1,789,706)      (2,896,354)
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest . . . . . . . . .       1,735,469        1,735,469
    Partnership's share of
      (earnings) loss from opera-
      tions of unconsolidated
      ventures . . . . . . . . . . . . .          18,566          344,834
    Venture partner's share of ventures'
      operations . . . . . . . . . . . .          12,151          159,934
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . . .           9,904          379,152
    Current portion of notes
      receivable . . . . . . . . . . . .          (6,758)          (8,569)
    Escrow deposits and restricted
      securities . . . . . . . . . . . .         199,992            --
    Long-term portion of note
      receivable . . . . . . . . . . . .          16,677           12,115
    Accounts payable . . . . . . . . . .         (11,403)        (699,074)
                                            ------------      -----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . . .         184,892         (972,493)
                                            ------------      -----------
Cash flows from financing activities:
  Distributions to venture partners. . .           --         (26,411,064)
  Distributions to limited partners. . .           --         (57,641,471)
  Distributions to general partners. . .           --            (738,993)
                                            ------------      -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . . .           --         (84,791,528)
                                            ------------      -----------
        Net increase (decrease)
          in cash and cash equivalents .         184,892      (85,764,021)
        Cash and cash equivalents,
          beginning of year. . . . . . .       9,919,212       98,865,495
                                            ------------      -----------
        Cash and cash equivalents,
          end of period. . . . . . . . .    $ 10,104,104       13,101,474
                                            ============      ===========












         See accompanying notes to consolidated financial statements.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report on Form 10-K (File No. 0-16111) filed on March 23, 2001, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2000 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower had, as of June 30, 1999, not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of that date that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture reclassified the property as held for sale or disposition as of July 1, 2000. The Partnership's share of operations were $(18,566) and $(344,834) of the total property operations of $(37,132) and $(690,363) for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Partnership and its consolidated ventures have sold all of their consolidated investment properties. The results of operations, net of venture partners' share, for properties sold or disposed of in the past two years were $24,307 and $492,192, respectively, for the three months ended March 31, 2001 and 2000.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2001 and for the three months ended
March 31, 2001 and 2000 were as follows:
                                                                Unpaid at
                                                                March 31,
                                         2001         2000        2001
                                       --------    ---------    ---------

Management fees to corporate
  general partner. . . . . . . . . .   $   --      1,231,655        --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partnership
  and its investment properties. . .     27,012       42,337       23,500
                                        -------    ---------      -------
                                        $27,012    1,273,992       23,500
                                        =======    =========      =======

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $739,000 and $185,000, respectively. The Corporate General Partner also received management fees aggregating approximately $1,232,000 (reflected in the table above) and $308,000 in February and August 2000, respectively.

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Payments to affiliates of the Corporate General Partner of $675,876 were made in February 2000 to repay certain advances made by the affiliates in connection with the payment of the Partnership's share of management fees and leasing commissions for certain of its investment properties.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for its prorata share of the unpaid fees. As of December 31, 2000, the obligation to pay the remaining $1,057,092 of management and leasing fees were released. Such fees were written off as of that date, and are not reflected in the consolidated balance sheet at December 31, 2000.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share was approximately $919,500) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheet at December 31, 2000.

JMB/900

     During 1999, JMB/900, through Progress Partners, sold the 900 Third Avenue Building to an unaffiliated third party. As is customary in such transactions, JMB/900 agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for possible payment to the buyer in the event of a breach of such representations, warranties, covenants and for certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received only a portion, approximately $1,800,000, of such amount placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

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

     In 1998, the Venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of March 31, 2001, the outstanding balance of the note receivable was $145,637 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is discussing with the former tenant an early payoff of the promissory note on a discounted basis.


PIPER JAFFRAY TOWER

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, were significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager had been actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space had been released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper did not make the required debt service payments under the mortgage loan since June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to default), no such cash flow was generated. As of March 31, 2001, aggregate amounts due to the lender were approximately $109,000,000, including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the property. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses, within certain limitations, in connection with the transaction, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred and on October 2, 2000, the sheriff's sale received court approval. Such sale was subject to redemption of the property within six months of the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the monetary default on the mortgage loan, the property had been classified as held for sale or disposition as of July 1, 2000, and therefore, it has not been subject to continued depreciation beyond such date for financial reporting purposes.

     As a result of the transfer of the property to the lender, the Partnership expects to realize extraordinary gains related to its share of the forgiveness of indebtedness and the write off of deferred fees of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $181,000,000 as of March 31, 2001), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $40,830,000, and accrued interest of approximately $30,452,000 at March 31, 2001, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of default from the lender under the amended and restated promissory note secured by the Partnership's interest. The Partnership is currently reviewing the alleged defaults and the lender's rights to realize upon its security under the loan agreements. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to receive a significant amount of income for both Federal income tax and financial reporting purposes in this year with no corresponding proceeds. Due to the alleged default as discussed above, the Partnership has reclassified the long-term debt to current portion of long-term debt at March 31, 2001 in the accompanying financial statements.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the three months ended March 31, 2001 and 2000 are as follows:

                                                  2001               2000
                                               -----------        ----------
  Total income from properties
    (unconsolidated) . . . . . . . . . . . .   $ 3,845,807         4,702,489
                                               ===========        ==========
  Operating profit (loss) of ventures. . . .   $   (37,132)         (689,668)
                                               ===========        ==========
  Partnership's share of
    operating profit (loss). . . . . . . . .   $   (18,566)         (344,834)
                                               ===========        ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 2000 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     At March 31, 2001, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $10,104,000. Such funds were available for working capital requirements, future distributions to partners and to an affiliated joint venture partner. Approximately $900,000 of the cash and cash equivalents represent amounts due to the Partnership's affiliated joint venture partner as its share of proceeds from the escrow relating to the sale of the 900 Third Avenue Building. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of a monetary default under the mortgage loan secured by the property, and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Partnership's one remaining investment property, Wells Fargo Center - South Tower, is restricted as to the use of excess cash flow by escrow agreements negotiated pursuant to loan modifications. Amounts held in escrow may be used for payment of tenant improvements and other expenses related to the property. Due to property specific concerns discussed in the Notes, the Partnership does not consider Wells Fargo Center - South Tower to be a potential significant source of future cash generated from sale or operations.

     In connection with the sale of the 900 Third Avenue Building in November 1999, Progress Partners agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on September 15, 2000. As required by the sale agreement, Progress Partners had placed $2,000,000 into an escrow account for possible payment to the buyer in the event of a breach of such representations, warranties, covenants and for certain other costs. As a result of a claim made by the buyer under the sale contract, in September 2000, Progress Partners received approximately $1,800,000 as a return of a portion of such amounts placed in escrow, plus interest earned thereon. Progress Partners was able to settle such claim with the buyer and the remaining amount (approximately $200,000) held in escrow, including interest earned thereon, was received by Progress Partners in the first quarter of 2001.

     The Partnership has not budgeted any amounts for its share of tenant improvements and other expenditures at Wells Fargo - South Tower as it has no funding obligations for its remaining investment property.

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the Piper Jaffray Tower through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default under the mortgage loan secured by the property, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale. On October 2, 2000, the court approved such sale subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the transfer, the Partnership expects to realize extraordinary gains related to its share of the forgiveness of indebtedness and the write off of deferred fees of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. The lender has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of default from the lender. The Partnership is currently reviewing the alleged defaults and the lender's rights to realize upon its security under the loan agreements. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to receive a significant amount of income for both Federal income tax and financial reporting purposes in this year with no corresponding proceeds. In such event, the Partnership would liquidate and terminate in 2001. If such foreclosure does not occur in the current year, the Partnership currently anticipates that its liquidation and termination would occur no later than the end of 2002, barring any unexpected circumstances.

     The Partnership's and its ventures' obligations generally are or have been separate non-recourse loans secured individually by the investment properties and not obligations of the entire investment portfolio, and the Partnership and its ventures are or were not personally liable for the payment of the indebtedness.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interests over the entire term of the Partnership will be substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties have or had high levels of debt secured by each property and have provided no cash flow to the Partnership.

While loan and joint venture modifications were obtained that enabled the Partnership to retain an ownership interest in these properties, the Partnership will not receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. The Partnership estimates that such taxable income will be approximately $45 per Interest as a result of the disposition of the Piper Jaffray Tower in 2001. Additionally, if a disposition of the Partnership's interest in the Wells Fargo Center - South Tower were to occur in 2001, the Partnership estimates that such taxable income would be approximately $105 per Interest. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation. As discussed above, title to the Piper Jaffray Tower transferred to the lender on April 2, 2001.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at March 31, 2001 as compared to December 31, 2000 is primarily due to a lower rate of return earned on cash invested.

     The decrease in escrow deposits at March 31, 2001 as compared to December 31, 2000 is primarily due to the release of the remaining escrow account as a result of the settlement of the claim with the buyer of the 900 Third Avenue Office Building.

     The decrease in accounts payable at March 31, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at March 31, 2001 as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower as a result of the notice of default received by the Partnership from the lender in April 2001.

     The decrease in interest income for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the temporary investment of the proceeds from the sales and cash flow from operations of the 900 Third Avenue Office Building and the California Plaza Office Building during the first quarter of 2000. Portions of such funds were distributed in February and August 2000.

     The decrease in rental income for the three months ended March 31, 2001 as compared to the same period in 2000 and the decrease in property operating expenses for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily a result of reprorations during the first quarter of 2000 resulting from the sale of the 900 Third Avenue office building in November 1999.

     The decrease in management fees to Corporate General Partners for the three months ended March 31, 2001 as compared to the same period in 2000 is due to the distribution of cash flow from operations to the General Partners and Holders of Interests in February 2000. The management fee is based upon a percentage of the cash flow distributed from operations.

     The decrease in general and administrative expenses for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to a decrease in certain expenses as a result of the sales of the 900 Third Avenue office building and the California Plaza office building in November and December of 1999, respectively.

     The increase in Partnership's share of earnings (loss) from unconsolidated ventures for the three months ended March 31, 2001 as compared to the same period in 2000 is primarily due to the cessation of the recording of depreciation from July 1, 2000 as a result of the Piper Jaffray Tower being reclassified as held for sale as of that date.

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture had not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver assumed control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and in October 2000 the Court approved the sheriff's sale. Such sale was subject to redemption of the property within six months from the date of sale. No redemption of the property occurred, and title to the property transferred to Teachers effective April 2, 2001.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owned the Piper Jaffray Tower had not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. As of March 31, 2001, aggregate amounts due to the lender were approximately $109,000,000, including certain default interest. Title transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure on the property. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated by reference.

     The lender of the loans secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of default from the lender. The Partnership is currently reviewing the alleged defaults and the lender's rights to realize upon its security under the loan agreements. As of March 31, 2001, the promissory note secured by the Partnership's interest in the limited liability company has an adjusted principal balance of approximately $40,830,000 and accrued interest of approximately $30,452,000. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the alleged default under the loan agreements secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center, which discussion is hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001.

                                                           2000                                2001
                                        --------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1. Piper Jaffray Tower
     Minneapolis, Minnesota. . . . .    92%         65%         65%        82%      82%

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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Senior Vice President
                        Date:  May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 9, 2001