Form 10-Q
period 2001-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2001-08-13
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001             Commission file #0-16111




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . .    13



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    17

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    17

Item 5.    Other Information . . . . . . . . . . . . . . . . . .    18

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    19

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                        CONSOLIDATED BALANCE SHEETS

                    June 30, 2001 AND DECEMBER 31, 2000

                                (UNAUDITED)


                                  ASSETS
                                  ------


                                             June 30,        DECEMBER 31,
                                              2001              2000
                                          -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . .     $  9,020,639        9,919,212
  Interest, rents and
    other receivables. . . . . . . . .           35,579           68,155
  Current portion of notes
    receivable . . . . . . . . . . . .           81,257           67,582
  Escrow deposits. . . . . . . . . . .            --             199,992
                                           ------------     ------------
        Total current assets . . . . .        9,137,475       10,254,941
                                           ------------     ------------

Deferred expenses. . . . . . . . . . .           34,751           34,751
Long-term portion of note receivable .           54,219           87,974
                                           ------------     ------------
                                           $  9,226,445       10,377,666
                                           ============     ============

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                  CONSOLIDATED BALANCE SHEETS - CONTINUED


           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

                                             JUNE 30,        DECEMBER 31,
                                              2001              2000
                                          -------------      -----------
Current liabilities:
  Accounts payable . . . . . . . . . .     $     64,023           48,882
  Current portion of long-term debt. .       73,021,756            --
                                           ------------     ------------
        Total current liabilities. . .       73,085,779           48,882

Investment in unconsolidated
  ventures, at equity. . . . . . . . .            --           7,570,155
Long-term debt . . . . . . . . . . . .            --          69,550,819
                                           ------------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .       73,085,779       77,169,856

Venture partner's subordinated
  equity in venture. . . . . . . . . .            --             895,639
Partners' capital accounts
 (deficits):
   General partners:
    Capital contributions. . . . . . .           20,000           20,000
    Cumulative net earnings
     (losses). . . . . . . . . . . . .      (19,721,138)     (19,645,716)
    Cumulative cash distributions. . .       (2,369,609)      (2,369,609)
                                           ------------     ------------
                                            (22,070,747)     (21,995,325)
                                           ------------     ------------
   Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      384,978,681      384,978,681
    Cumulative net earnings
      (losses) . . . . . . . . . . . .     (298,072,773)    (301,976,690)
    Cumulative cash distributions. . .     (128,694,495)    (128,694,495)
                                           ------------     ------------
                                            (41,788,587)     (45,692,504)
                                           ------------     ------------
        Total partners' capital
          accounts (deficits). . . . .      (63,859,334)     (67,687,829)
                                           ------------     ------------
                                           $  9,226,445       10,377,666
                                           ============     ============















       See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                      -----------     ----------    -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . .    $     --           135,671          --           273,024
  Interest income. . . . . . . . . . . . . . . . .        103,770        244,541        247,048      1,080,502
                                                      -----------     ----------     ----------     ----------
                                                          103,770        380,212        247,048      1,353,526
                                                      -----------     ----------     ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . .      1,735,468      1,735,468      3,470,937      3,470,937
  Property operating expenses. . . . . . . . . . .          --            27,511          --           146,756
  Professional services. . . . . . . . . . . . . .         95,948        114,874        190,417        230,490
  Management fees to corporate general partner . .          --             --             --         1,231,655
  General and administrative . . . . . . . . . . .        234,483        150,113        306,812        313,028
                                                      -----------     ----------     ----------     ----------
                                                        2,065,899      2,027,966      3,968,166      5,392,866
                                                      -----------     ----------     ----------     ----------
                                                       (1,962,129)    (1,647,754)    (3,721,118)    (4,039,340)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures. . . . . .        (33,864)      (345,940)       (52,430)      (690,774)
Venture partner's share of venture operations. . .         (4,524)       (42,715)       (16,675)      (202,649)
                                                      -----------     ----------     ----------     ----------
        Earnings (loss) before extraordinary
          items. . . . . . . . . . . . . . . . . .     (2,000,517)    (2,036,409)    (3,790,223)    (4,932,763)

Extraordinary items:
  Gain on forgiveness of indebtedness. . . . . . .      8,029,587          --         8,029,587          --
  Write-off of deferred mortgage fees. . . . . . .       (410,869)         --          (410,869)         --
                                                      -----------     ----------     ----------     ----------

        Net earnings (loss). . . . . . . . . . . .    $ 5,618,201     (2,036,409)     3,828,495     (4,932,763)
                                                      ===========     ==========     ==========     ==========




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                      -----------     ----------    -----------     ----------

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before extra-
            ordinary item. . . . . . . . . . . . .    $     (4.34)         (4.41)         (8.23)        (10.68)
          Extraordinary items:
            Gain on forgiveness of indebtedness. .          17.97          --             17.97          --
            Write-off of deferred mortgage fees. .           (.92)         --              (.92)         --
                                                      -----------     ----------     ----------     ----------
                                                      $     12.71          (4.41)          8.82         (10.68)
                                                      ===========     ==========     ==========     ==========

        Cash distributions per
          limited partnership interest . . . . . .    $     --             --             --            130.00
                                                      ===========     ==========     ==========     ==========



















                           See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                (UNAUDITED)


                                               2001            2000
                                           -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .     $ 3,828,495      (4,932,763)
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest . . . . . . . .       3,470,937       3,470,937
    Partnership's share of loss from
      operations of unconsolidated
      ventures . . . . . . . . . . . .          52,430         690,774
    Venture partner's share of
      ventures' operations . . . . . .          16,675         202,649
    Extraordinary item for gain on
      forgiveness of indebtedness. . .      (8,029,587)          --
    Extraordinary item for write-off
      of deferred mortgage fees. . . .         410,869           --
    Change in net assets due to dis-
      position of investment property.          (3,867)          --
  Changes in:
    Interest, rents and other
      receivables. . . . . . . . . . .          32,576         234,029
    Current portion of notes
      receivable . . . . . . . . . . .         (13,675)        (10,659)
    Escrow deposits and restricted
      securities . . . . . . . . . . .         199,992           --
    Long-term portion of note
      receivable . . . . . . . . . . .          33,755          28,359
    Accounts payable . . . . . . . . .          15,140        (892,087)
                                          ------------     -----------
        Net cash provided by (used in)
          operating activities . . . .          13,740      (1,208,761)
                                          ------------     -----------
Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures. . . . . .           --             25,000
                                          ------------     -----------
        Net cash provided by (used in)
          investing activities . . . .           --             25,000
                                          ------------     -----------
Cash flows from financing activities:
  Distributions to venture partners. .        (912,313)    (26,411,064)
  Distributions to limited partners. .           --        (57,641,471)
  Distributions to general partners. .           --           (738,993)
                                          ------------     -----------
        Net cash provided by (used in)
          financing activities . . . .        (912,313)    (84,791,528)
                                          ------------     -----------
        Net increase (decrease)
          in cash and cash equivalents        (898,573)    (85,975,289)
        Cash and cash equivalents,
          beginning of year. . . . . .       9,919,212      98,865,495
                                          ------------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . .    $  9,020,639      12,890,206
                                          ============     ===========


       See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001 AND 2000
                                (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower had, as of June 30, 1999, not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of that date that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture reclassified the property as held for sale or disposition as of July 1, 2000. The Partnership's shares of operations were $(52,430) and $(690,774) of the total property operations of ($104,860) and $(1,381,547) for the period ended April 2, 2001 (date of transfer of the property to the lender), and the six months ended June 30, 2000, respectively. As of June 30, 2001, the Partnership and its consolidated ventures have sold all of their consolidated investment properties. The results of operations, net of venture partners' share, for consolidated properties sold or disposed of in the past two years were $(167,652) and $667,437, respectively, for the six months ended June 30, 2001 and 2000.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2001 and for the six months ended June 30, 2001 and 2000 were as follows:
                                                              Unpaid at
                                                              June 30,
                                        2001        2000        2001
                                      -------    ---------    ---------
Management fees to corporate
  general partner. . . . . . . . .    $  --      1,231,655        --
Insurance commissions. . . . . . .       --          9,028        --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partnership
  and its investment properties. .     40,463       55,022       19,400
                                      -------    ---------      -------
                                      $40,463    1,295,705       19,400
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

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. Upon the sale of the 260 Franklin Street building, the Partnership recorded a liability for its prorata share of the unpaid fees. As of December 31, 2000, the obligation to pay the remaining $1,057,092 of management and leasing fees to an affiliate of the General Partners was released. Such fees were written off as of that date, and are not reflected in the consolidated balance sheet at December 31, 2000.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share was approximately $919,500) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheets at June 30, 2001 and December 31, 2000.

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

     In February 2000, the Partnership received a distribution of approximately $52,800,000 from JMB/900 representing the Partnership's share of sales proceeds and cash flow generated from the operations of the 900 Third Avenue office building. The Partnership's share of cash remaining at the venture (approximately $1,825,000) was distributed to the Partnership in May 2001.


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

     In 1998, the Venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of June 30, 2001, the outstanding balance of the note receivable was $135,476 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is discussing with the former tenant an early payoff of the promissory note on a discounted basis.


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

During 2000 (prior to default), no such cash flow was generated. Aggregate amounts due to the lender at the time of the transfer (as described below) were approximately $109,000,000, including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the property. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses, within certain limitations, in connection with the transaction, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation agreement and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred and on October 2, 2000, the sheriff's sale received court approval. Such sale was subject to redemption of the property within six months of the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the monetary default on the mortgage loan, the property had been classified as held for sale or disposition as of July 1, 2000, and therefore, it was not subject to continued depreciation beyond such date for financial reporting purposes.

     As a result of the transfer of the property to the lender, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $181,000,000 as of June 30, 2001), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $40,835,000, and accrued interest of approximately $32,187,000 at June 30, 2001, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest. The Partnership has acknowledged certain of the defaults in the notice of default. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, but has not yet taken any further action. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds. Due to the defaults as discussed above, the Partnership has reclassified the long-term debt to current portion of long-term debt at June 30, 2001 in the accompanying financial statements.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the period ended April 2, 2001 (date of transfer of the Piper Jaffray Tower to the lender), and the six months ended June 30, 2000 are as follows:
                                                2001              2000
                                             -----------       ----------
  Total operating income from properties
    (unconsolidated) . . . . . . . . . . .   $ 3,845,695       10,035,412
                                             ===========       ==========

  Operating profit (loss) of ventures. . .   $  (104,860)      (1,381,547)
  Extraordinary items. . . . . . . . . . .    15,247,014            --
                                             -----------       ----------
  Net earnings (loss). . . . . . . . . . .   $15,142,154       (1,381,547)
                                             ===========       ==========
  Partnership's share of income (loss) . .   $ 7,566,288         (690,774)
                                             ===========       ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 2000 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     At June 30, 2001, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,021,000. Such funds were available for working capital requirements and future distributions to partners. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of a monetary default under the mortgage loan secured by the property, and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Partnership's one remaining investment property, Wells Fargo Center - South Tower, is restricted as to the use of excess cash flow by an escrow agreement negotiated pursuant to loan modifications.

The Partnership does not consider Wells Fargo Center - South Tower to be a source of future cash generated from sale or operations.

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

     As discussed in the Notes, JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the Piper Jaffray Tower through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default under the mortgage loan secured by the property, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation agreement and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale. On October 2, 2000, the court approved such sale subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the transfer, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also expects to recognize a substantial amount of gain for Federal income tax purposes in 2001 as a result of the transfer. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. The lender has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain defaults in the notice of defaults. In the event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds. In such event, the Partnership would liquidate and terminate in 2001. If such foreclosure does not occur in the current year, the Partnership currently anticipates that its liquidation and termination would occur no later than the end of 2002, barring any unexpected circumstances.

     The Partnership's and its ventures' obligations generally are or have been separate non-recourse loans secured individually by the investment properties and not obligations of the entire investment portfolio, and the Partnership and its ventures are or were not personally liable for the payment of the indebtedness.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interests over the entire term of the Partnership will be substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties have or had high levels of debt secured by each property, and in the case of Wells Fargo Center - South Tower by the Partnership's interest in the property, and have provided no cash flow to the Partnership. While loan and joint venture modifications were obtained that enabled the Partnership to retain an ownership interest in these properties, the Partnership will not receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation. As discussed above, title to the Piper Jaffray Tower transferred to the lender on April 2, 2001. In addition, the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower, has given the Partnership notice of non-monetary defaults (certain of which the Partnership has acknowledged) and is expected to seek to foreclose on the Partnership's interest in the limited liability company, which could occur in 2001.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 2001 as compared to December 31, 2000 is primarily due to the portion of cash held related to the 1999 sale of the 900 Third Avenue Office Building and cash flow from its operations being distributed to the Partnership's venture partner in JMB/900. JMB/900 had previously distributed to the venture partner approximately $26,400,000 in February 2000, representing a portion of the venture partner's share of sale proceeds and cash flow from operations of the 900 Third Avenue Office Building.

     The decrease in escrow deposits at June 30, 2001 as compared to December 31, 2000 is primarily due to the release of the remaining amount in the escrow account as a result of the settlement of the claim with the buyer of the 900 Third Avenue Office Building.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at June 30, 2001 as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower as a result of the notice of non-monetary defaults received by the Partnership from the lender in April 2001.

     The decrease in investment in unconsolidated ventures, at equity at June 30, 2001 as compared to December 31, 2000 is due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001 as described more fully in the Notes.

     The decrease in venture partner's subordinated equity in venture at June 30, 2001 as compared to December 31, 2000 is due to the release of the amounts held in escrow related to the 1999 sale of the 900 Third Avenue Office Building and to payment of a portion of the sale proceeds from the 900 Third Avenue Office Building to the affiliated venture partner, as described more fully in the Notes.

     The rental income and the property operating expenses for the three and six months ended June 30, 2000 were primarily a result of reprorations during 2000 resulting from the sale in November 1999 of the 900 Third Avenue Office Building, which was the Partnership's last remaining consolidated investment property. The Partnership has had no rental income or property operating expenses during 2001.

     The decrease in interest income for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to the temporary investment of the proceeds from the sales and cash flow from operations of the 900 Third Avenue Office Building and the California Plaza Office Building during the first quarter of 2000. Portions of such funds were distributed in February and August 2000.

     The decrease in management fees to Corporate General Partners for the six months ended June 30, 2001 as compared to the same period in 2000 is due to the distribution of cash flow from operations to the General Partners and Holders of Interests in February 2000. The management fee is based upon a percentage of the cash flow distributed from operations.

     The increase in general and administrative expenses for the three months ended June 30, 2001 as compared to the same period in 2000 is primarily due to the timing of payment for investor service fees in the second quarter of 2001.

     The decrease in Partnership's share of (loss) from operations of unconsolidated ventures for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to the lender taking title to the Piper Jaffray Tower on April 2, 2001, as described more fully in the Notes, and the cessation of the recording of depreciation from July 1, 2000 as a result of the Piper Jaffray Tower being reclassified as held for sale or disposition as of that date.

     The decrease in venture partner's share of venture operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to operating income generated from reprorations during 2000 resulting from the sale in November 1999 of the 900 Third Avenue Office Building, which was the Partnership's last remaining consolidated investment property.

     The extraordinary items consisting of gain on forgiveness of indebtedness and write-off of deferred mortgage fees for the three and six months ending June 30, 2001 are due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

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

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture had not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their fees in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation agreement consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver assumed control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and in October 2000 the Court approved the sheriff's sale. Such sale was subject to redemption of the property within six months from the date of sale. No redemption of the property occurred, and title to the property transferred to Teachers effective April 2, 2001.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owned the Piper Jaffray Tower had not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. Aggregate amounts due to the lender at the time of the transfer to it of the property were approximately $109,000,000, including certain default interest. Title transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure of its mortgage and sheriff's sale of the property. Reference is made to the subsection entitled "JMB/Piper" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated herein by reference.

     The lender of the loan secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower has had discussions with the Partnership regarding alleged defaults under that loan. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain of the defaults in the notice of defaults. The lender may proceed to foreclose on the Partnership's interest in the limited liability company in 2001, but has not yet taken any further action. As of June 30, 2001, the promissory note secured by the Partnership's interest in the limited liability company had an adjusted principal balance of approximately $40,835,000 and accrued interest of approximately $32,187,000. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center, which discussion is hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                     OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001.

                                                        2000                               2001
                                     --------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
1. Piper Jaffray Tower
     Minneapolis, Minnesota. . . .     92%        65%        65%        82%      82%      N/A

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

     An N/A indicates that the property, or the Partnership's interest in the property was not owned by the
Partnership at the end of the period.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

           3-A.     Amended and Restated Agreement of Limited Partnership,
is hereby incorporated by reference to Exhibit 3 to the Partnership's Form 10-K (File No. 0-16111) for December 31, 1992 dated March 19, 1993.

           3-B.     Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a Successor Associated General Partner of the Partnership), and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-16111) dated November 8, 1996.

           ---------------

           (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                         The Partnership's report on Form 8-K for April 2,
2001 (File No. 0-16111) dated April 13, 2001 describing the transfer of title of the Piper Jaffray Tower to the lender was filed.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: August 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: August 9, 2001