Form 10-Q
period 2001-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2001-11-14
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2001                          Commission file #0-16111




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

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                              (UNAUDITED)


                                ASSETS
                                ------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2001             2000
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  9,016,460       9,919,212
  Interest, rents and
    other receivables . . . . . . . .         27,517          68,155
  Current portion of notes
    receivable. . . . . . . . . . . .         78,055          67,582
  Escrow deposits . . . . . . . . . .          --            199,992
                                        ------------    ------------
        Total current assets. . . . .      9,122,032      10,254,941
                                        ------------    ------------

Deferred expenses . . . . . . . . . .         34,751          34,751
Long-term portion of note receivable.         36,741          87,974
                                        ------------    ------------
                                        $  9,193,524      10,377,666
                                        ============    ============

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS - CONTINUED


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------


                                       SEPTEMBER 30,     DECEMBER 31,
                                           2001             2000
                                       -------------     -----------
Current liabilities:
  Accounts payable. . . . . . . . . .   $     63,364          48,882
  Current portion of long-term debt .     74,757,225           --
                                        ------------    ------------
        Total current liabilities . .     74,820,589          48,882

Investment in unconsolidated
  ventures, at equity . . . . . . . .          --          7,570,155
Long-term debt, less current
  portion . . . . . . . . . . . . . .          --         69,550,819
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .     74,820,589      77,169,856

Venture partner's subordinated
  equity in venture . . . . . . . . .          --            895,639
Partners' capital accounts
 (deficits):
   General partners:
    Capital contributions . . . . . .         20,000          20,000
    Cumulative net earnings
     (losses) . . . . . . . . . . . .    (19,791,847)    (19,645,716)
    Cumulative cash distributions . .     (2,369,609)     (2,369,609)
                                        ------------    ------------
                                         (22,141,456)    (21,995,325)
                                        ------------    ------------
   Limited partners:
    Capital contributions,
      net of offering costs . . . . .    384,978,681     384,978,681
    Cumulative net earnings
      (losses). . . . . . . . . . . .   (299,769,795)   (301,976,690)
    Cumulative cash distributions . .   (128,694,495)   (128,694,495)
                                        ------------    ------------
                                         (43,485,609)    (45,692,504)
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . .      (65,627,065)    (67,687,829)
                                        ------------    ------------
                                        $  9,193,524      10,377,666
                                        ============    ============













     See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $    --           124,062         --          397,086
  Interest income . . . . . . . . . . . . . . . .       81,794       279,862       328,842     1,360,364
                                                   -----------    ----------    ----------    ----------
                                                        81,794       403,924       328,842     1,757,450
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,735,469     1,735,469     5,206,406     5,206,406
  Property operating expenses . . . . . . . . . .        --          202,099         --          348,855
  Professional services . . . . . . . . . . . . .       11,272        24,930       201,689       255,420
  Management fees to corporate general partner. .        --          307,914         --        1,539,569
  General and administrative. . . . . . . . . . .      102,784        96,448       409,596       409,476
                                                   -----------    ----------    ----------    ----------
                                                     1,849,525     2,366,860     5,817,691     7,759,726
                                                   -----------    ----------    ----------    ----------
                                                    (1,767,731)   (1,962,936)   (5,488,849)   (6,002,276)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . .        --        1,502,438       (52,430)      811,664
Venture partner's share of venture operations . .        --          (34,378)      (16,675)     (237,027)
                                                   -----------    ----------    ----------    ----------
        Earnings (loss) before extraordinary
          items . . . . . . . . . . . . . . . . .   (1,767,731)     (494,876)   (5,557,954)   (5,427,639)

Extraordinary items:
  Gain on forgiveness of indebtedness . . . . . .        --            --        8,029,587         --
  Write-off of deferred mortgage fees . . . . . .        --            --         (410,869)        --
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $(1,767,731)     (494,876)    2,060,764    (5,427,639)
                                                   ===========    ==========    ==========    ==========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before extra-
            ordinary items. . . . . . . . . . . .  $     (3.84)        (1.07)       (12.06)       (11.75)
          Extraordinary items:
            Gain on forgiveness of indebtedness .        --            --            17.97         --
            Write-off of deferred mortgage fees .        --            --             (.92)        --
                                                   -----------    ----------    ----------    ----------

                                                   $     (3.84)        (1.07)         4.99        (11.75)
                                                   ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership interest. . . . . .  $     --            10.00         --           140.00
                                                   ===========    ==========    ==========    ==========


















                        See accompanying notes to consolidated financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)


                                            2001           2000
                                        -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .   $ 2,060,764     (5,427,639)
  Items not requiring (providing)
   cash or cash equivalents:
    Long-term debt - deferred
      accrued interest. . . . . . . .     5,206,406      5,206,406
    Partnership's share of loss from
      operations of unconsolidated
      ventures. . . . . . . . . . . .        52,430       (811,664)
    Venture partner's share of
      ventures' operations. . . . . .        16,675        237,027
    Extraordinary item for gain on
      forgiveness of indebtedness . .    (8,029,587)         --
    Extraordinary item for write-off
      of deferred mortgage fees . . .       410,869          --
    Change in net assets due to dis-
      position of investment property        (3,867)         --
  Changes in:
    Interest, rents and other
      receivables . . . . . . . . . .        40,638        218,626
    Current portion of notes
      receivable. . . . . . . . . . .       (10,473)       (12,174)
    Escrow deposits and restricted
      securities. . . . . . . . . . .       199,992      1,798,193
    Long-term portion of note
      receivable. . . . . . . . . . .        51,233         44,182
    Accounts payable. . . . . . . . .        14,481       (768,190)
                                       ------------    -----------
        Net cash provided by (used in)
          operating activities. . . .         9,561        484,767
                                       ------------    -----------
Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . .         --            25,000
                                       ------------    -----------
        Net cash provided by (used in)
          investing activities. . . .         --            25,000
                                       ------------    -----------
Cash flows from financing activities:
  Distributions to venture partners .      (912,313)   (26,411,064)
  Distributions to limited partners .         --       (62,075,430)
  Distributions to general partners .         --          (923,742)
                                       ------------    -----------
        Net cash provided by (used in)
          financing activities. . . .      (912,313)   (89,410,236)
                                       ------------    -----------
        Net increase (decrease)
          in cash and cash equivalents     (902,572)   (88,900,469)
        Cash and cash equivalents,
          beginning of year . . . . .     9,919,212     98,865,495
                                       ------------    -----------
        Cash and cash equivalents,
          end of period . . . . . . .  $  9,016,460      9,965,026
                                       ============    ===========


     See accompanying notes to consolidated financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The unconsolidated venture's commitment to a plan for sale or disposal of the Piper Jaffray Tower had, as of June 30, 1999, not resulted in a sale or disposition. As a result, the unconsolidated venture made an adjustment to record depreciation expense as of that date that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, the unconsolidated venture began to record depreciation expense for this property commencing July 1, 1999. However, as discussed below, due to the commencement by the mortgage lender to realize upon its security in the property, the unconsolidated venture reclassified the property as held for sale or disposition as of July 1, 2000. The Partnership's shares of operations were $(52,430) and $811,664 of the total property operations of ($104,860) and $1,623,328 for the period ended April 2, 2001 (date of transfer of the property to the lender), and the nine months ended September 30, 2000, respectively. As of September 30, 2001, the Partnership and its consolidated ventures have sold all of their consolidated investment properties. The results of operations, net of venture partners' share, for consolidated properties sold or disposed of in the past two years were $(167,652) and $636,096, respectively, for the nine months ended
September 30, 2001 and 2000.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2001 and for the nine months ended September 30, 2001 and 2000 were as follows:
                                                          Unpaid at
                                                        September 30,
                                      2001       2000       2001
                                    -------   --------- -------------
Management fees to corporate
  general partner . . . . . . . .   $  --     1,539,569       --
Insurance commissions . . . . . .      --        15,637       --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partnership
  and its investment properties..    73,396      73,530      19,750
                                    -------   ---------     -------
                                    $73,396   1,628,736      19,750
                                    =======   =========     =======

     In connection with the distributions of cash flow from operations in February and August 2000, the General Partners received distributions aggregating approximately $739,000 and $185,000, respectively. The Corporate General Partner also received management fees (reflected in the table above) aggregating approximately $1,232,000 and $308,000 in February and August 2000, respectively.

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

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. Upon the disposal of the 260 Franklin Street building, the escrowed amounts of property management and leasing fees were paid to the lender to reduce the unpaid balance of the loan, and the Partnership recorded a liability for its prorata share of the unpaid fees. As of December 31, 2000, the obligation to pay the remaining $1,057,092 of management and leasing fees to an affiliate of the General Partners was released. Such fees were written off as of that date, and are not reflected in the consolidated balance sheet at September 30, 2001 and December 31, 2000.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share was approximately $919,500) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and are not reflected in the unconsolidated venture's balance sheets at September 30, 2001 and December 31, 2000.

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

     In 1998, the Venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. As of September 30, 2001, the outstanding balance of the note receivable was $114,796 which is included in current portion of note receivable and long-term portion of note receivable. The Partnership is discussing with the former tenant an early payoff of the promissory note on a discounted basis.

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

     As a result of the transfer of the property to the lender, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

WELLS FARGO CENTER

     The mortgage note secured by the property (with a balance of approximately $183,000,000 as of September 30, 2001), as extended, bears interest at 10% per annum and matures September, 2003. All excess cash flow is being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan requires payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company, which has an adjusted principal balance of approximately $40,835,000, and accrued interest of approximately $33,923,000 at September 30, 2001, has a scheduled maturity date in September 2003. The note accrues interest at 17% per annum and requires payments of cash flow distributed by the limited liability company from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan is nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership received notice of non-monetary defaults from the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company.
The Partnership has acknowledged certain of the defaults described in the notice of default. The lender is proceeding to foreclose on the Partnership's interest in the limited liability company in 2001. In the likely event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds. Due to the defaults as discussed above, the Partnership has reclassified the long-term debt to current portion of long-term debt at September 30, 2001 in the accompanying financial statements.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/Piper and JMB/Piper II for the period ended April 2, 2001 (date of transfer of the Piper Jaffray Tower to the lender), and the nine months ended September 30, 2000 are as follows:
                                             2001             2000
                                          -----------      ----------
  Total operating income from properties
    (unconsolidated). . . . . . . . . . . $ 3,845,695      13,141,812
                                          ===========      ==========

  Operating profit (loss) of ventures . . $  (104,860)      1,623,328
  Extraordinary items . . . . . . . . . .  15,247,014           --
                                          -----------      ----------
  Net earnings (loss) . . . . . . . . . . $15,142,154       1,623,328
                                          ===========      ==========
  Partnership's share of income (loss). . $ 7,566,288         811,664
                                          ===========      ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 2000 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes (the "Notes") to the accompanying financial statements for additional information concerning the Partnership's investments.

     At September 30, 2001, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,016,000. Such funds were available for working capital requirements and future distributions to partners. As discussed in more detail in the Notes, a receiver was appointed for the Piper Jaffray Tower in July 2000 as a result of a monetary default under the mortgage loan secured by the property, and cash flow generated by the property since then was under control of the receiver. Title transferred to the lender effective April 2, 2001, as discussed below. The Partnership's one remaining investment property, Wells Fargo Center - South Tower, is restricted as to the use of excess cash flow by an escrow agreement negotiated pursuant to loan modifications.

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

     As a result of the transfer, the Partnership realized extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also expects to recognize a substantial amount of gain for Federal income tax purposes in 2001 as a result of the transfer. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Wells Fargo Center - South Tower continues to suffer from the effects of the high level of debt secured by the property, and provides no cash flow to the Partnership. The lender has had discussions with the Partnership regarding alleged defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the property. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain defaults described in the notice of defaults. The lender is proceeding to foreclose on the Partnership's interest in the limited liability company in 2001. In the likely event that the Partnership's interest in the limited liability company is foreclosed upon and transferred to the lender during 2001, the Partnership expects to recognize a significant amount of income for both Federal income tax and financial reporting purposes in 2001 with no corresponding proceeds. In such event, the Partnership would liquidate and terminate in 2001. If such foreclosure does not occur in the current year, the Partnership currently anticipates that its liquidation and termination would occur no later than the end of 2002, barring any unexpected circumstances.

     The Partnership's and its ventures' mortgage obligations generally are or have been separate non-recourse loans secured individually by the investment properties and not obligations of the entire investment portfolio, and the Partnership and its ventures are or were not personally liable for the payment of the indebtedness.

     Although the Partnership expects to make minimal future cash distributions, aggregate distributions received by Holders of Interests over the entire term of the Partnership will be substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests will be allocated a substantial amount of gain for Federal income tax purposes, regardless of whether any proceeds are distributed from such sales or other dispositions. In particular, the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties have or had high levels of debt secured by each property, and in the case of Wells Fargo Center - South Tower by the Partnership's interest in the property, and have provided no cash flow to the Partnership. While loan and joint venture modifications were obtained that enabled the Partnership to retain an ownership interest in these properties, the Partnership will not receive any proceeds from operations or sales of either of these properties. However, upon disposition of these properties or the Partnership's interest therein, the Partnership, and therefore, the Holders of Interests, will recognize a substantial amount of taxable income with no distributable proceeds. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation. As discussed above, title to the Piper Jaffray Tower transferred to the lender on April 2, 2001. In addition, the lender under the amended and restated promissory note secured by the Partnership's interest in the limited liability company that owns Wells Fargo Center - South Tower, has given the Partnership notice of non-monetary defaults (certain of which the Partnership has acknowledged) and is proceeding to foreclose on the Partnership's interest in the limited liability company, which will likely occur in 2001.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 2001 as compared to December 31, 2000 is primarily due to the portion of cash held by the Partnership's consolidated ventures related to the 1999 sale of the 900 Third Avenue Office Building and cash flow from its operations being distributed in May 2001 to the Partnership's venture partner in JMB/900. JMB/900 had previously distributed to the venture partner approximately $26,400,000 in February 2000, representing a portion of the venture partner's share of sale proceeds and cash flow from operations of the 900 Third Avenue Office Building.

     The decrease in escrow deposits at September 30, 2001 as compared to December 31, 2000 is primarily due to the release of the remaining amount in the escrow account as a result of the settlement of the claim with the buyer of the 900 Third Avenue Office Building.

     The increase in accounts payable at September 30, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at September 30, 2001 as compared to December 31, 2000 is due to the reclassification of the promissory note secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center
- South Tower as a result of certain non-monetary defaults under the promissory note acknowledged by the Partnership.

     The decrease in investment in unconsolidated ventures, at equity at September 30, 2001 as compared to December 31, 2000 is due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001 as described more fully in the Notes.

     The decrease in venture partner's subordinated equity in venture at September 30, 2001 as compared to December 31, 2000 is due to the release of the amounts held in escrow related to the 1999 sale of the 900 Third Avenue Office Building and to payment of a portion of the sale proceeds from the 900 Third Avenue Office Building to the affiliated venture partner, as described more fully in the Notes.

     The rental income and the property operating expenses for the three and nine months ended September 30, 2000 were primarily a result of reprorations during 2000 resulting from the sale in November 1999 of the 900 Third Avenue Office Building, which was the Partnership's last remaining consolidated investment property. The Partnership has had no rental income or property operating expenses during 2001.

     The decrease in interest income for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the temporary investment of the proceeds from the sales and cash flow from operations of the 900 Third Avenue Office Building and the California Plaza Office Building during the first quarter of 2000. Portions of such funds were distributed to the General Partners and Holders of Interests in February and August 2000, which resulted in lower amounts invested in the three and nine month periods of 2001. The decrease is also due in part to a lower average interest rate on invested funds during 2001.

     The decrease in professional services for the nine months ended September 30, 2001 as compared to the same period in 2000 is primarily due to lower costs for accounting services in 2001.

     The decrease in management fees to Corporate General Partner for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000 is due to the distributions of cash flow from operations to the General Partners and Holders of Interests in February and August 2000. The management fee is based upon a percentage of the cash flow distributed from operations.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the third quarter 2000 write-off to income of a liability for certain deferred management fees upon the appointment of the receiver at the Piper Jaffray Tower in July 2000. The decrease is also due to the lender taking title to the Piper Jaffray Tower on April 2, 2001, as described more fully in the Notes.

     The decrease in venture partner's share of venture operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to operating income generated from reprorations during 2000 resulting from the sale in November 1999 of the 900 Third Avenue Office Building, which was the Partnership's last remaining consolidated investment property.

     The extraordinary items of gain on forgiveness of indebtedness and write-off of deferred mortgage fees for the nine months ended September 30, 2001 are due to the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001, as described more fully in the Notes.

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


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The joint venture that owned the Piper Jaffray Tower had not made all of the scheduled debt service payments on the mortgage note secured by the property since June 1, 2000. Aggregate amounts due to the lender at the time of the transfer to it of the property were approximately $109,000,000, including certain default interest. Title transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure of its mortgage and sheriff's sale of the property. Reference is made to the subsection entitled "Piper Jaffray Tower" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the mortgage loan secured by the Piper Jaffray Tower, which discussion is hereby incorporated herein by reference.

     The lender of the loan secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center - South Tower has had discussions with the Partnership regarding alleged defaults under that loan. During April 2001, the Partnership received a notice of non-monetary defaults from the lender. The Partnership has acknowledged certain of the defaults described in the notice of defaults. The lender is proceeding to foreclose on the Partnership's interest in the limited liability company in 2001. As of September 30, 2001, the promissory note secured by the Partnership's interest in the limited liability company had an adjusted principal balance of approximately $40,835,000 and accrued interest of approximately $33,923,000. Reference is made to the subsection entitled "Wells Fargo Center" in the Notes to the Financial Statements filed with this report for a further discussion of the defaults under the loan agreements secured by the Partnership's interest in the limited liability company that owns the Wells Fargo Center, which discussion is hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 2001.

                                                    2000                             2001
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. Piper Jaffray Tower
     Minneapolis, Minnesota . . .    92%       65%        65%       82%     82%      N/A     N/A

2. Wells Fargo Center
     - South Tower
     Los Angeles, California. . .     *         *          *         *       *        *       *


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

          3-B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership), and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-16111) dated November 8, 1996.

          ---------------

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 9, 2001