Form 10-K405
period 2001-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XV
filed 2002-03-29
CIK 761023

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 2001                Commission file no. 0-16111



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

                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  11

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  16

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  17

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  43


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  43

Item 11.     Executive Compensation . . . . . . . . . . .  45

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  47

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  48


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  48


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  52

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XV (the "Partnership"), was a limited partnership formed in August of 1984 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On July 5, 1985, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) in Limited Partnership Interests and assignee interests therein ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 2-95382). A total of 443,711.76 Interests were sold to the public at $1,000 per Interest. The offering closed on July 31, 1986. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Holder" or "Holders of Interests") made any additional capital contribution. The Holders of Interests of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership was required to terminate no later than December 31, 2035. The Partnership was self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in
Item 7, the Partnership has sold or disposed of all of its interests in real estate and thereby dissolved in accordance with the terms of the Partnership Agreement. In December 2001, the Partnership made a final liquidating cash distribution to its Holders of Interests in the aggregate amount of $7,701,284. In addition, the Partnership made a final cash distribution out of net cash receipts (as defined) to its General Partners and paid a management fee to its Corporate General Partners in the aggregate amount of $836,530, and wound up its affairs effective
December 31, 2001.

     The Partnership made the real property investments set forth in the following table:

                                                                  SALE OR
     NAME, TYPE OF PROPERTY                      DATE OF        DISPOSITION
         AND LOCATION                 SIZE       PURCHASE          DATE          TYPE OF OWNERSHIP
--------------------------------  ------------   --------       -----------      --------------------------
 1. 900 Third Avenue Building
     New York, New York . . . .     517,000       8/20/84         11/2/99        fee ownership of land and
                                     sq.ft.                                      improvements (through joint
                                     n.r.a.                                      venture partnerships)
                                                                                 (a)(b)
 2. Piper Jaffray Tower
     Minneapolis, Minnesota . .     723,755      12/27/84         4/2/01         fee ownership of land and
                                     sq.ft.                                      improvements (through joint
                                     n.r.a.                                      venture partnerships)
                                                                                 (a)(b)
 3. RiverEdge Place Building
     Fulton County
     (Atlanta), Georgia . . . .     235,762       6/10/85        12/23/97        fee ownership of land and
                                     sq.ft.                                      improvements
                                     n.r.a.
 4. Wells Fargo Center -
     South Tower
     Los Angeles, California. .    1,100,000      6/28/85        12/17/01        fee ownership of land and
                                     sq.ft.                                      improvements (through a
                                     n.r.a.                                      limited liability company)
                                                                                 (a)(b)
 5. Villa Solana Apartments
     Laguna Hills, California .     272 units     8/30/85         3/23/94        fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
 6. Eastridge Mall
     Casper, Wyoming. . . . . .     477,019       9/10/85         6/30/95        fee ownership of land and
                                     sq.ft.                                      improvements (through a
                                     g.l.a.                                      joint venture partnership)

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




                                                                  SALE OR
     NAME, TYPE OF PROPERTY                      DATE OF        DISPOSITION
         AND LOCATION                 SIZE       PURCHASE          DATE          TYPE OF OWNERSHIP
--------------------------------  ------------   --------       -----------      --------------------------

 9. 160 Spear Street Building
     San Francisco, California.     267,000      11/27/85         1/25/96        fee ownership of improve-
                                     sq.ft.                                      ments and ground leasehold
                                     n.r.a.                                      interest in land (through a
                                                                                 joint venture partnership)
10. 21900 Burbank Boulevard
     Building
     Los Angeles (Woodland Hills),
      California. . . . . . . .      87,000      11/29/85         3/21/96        fee ownership of land and
                                     sq.ft.                                      improvements
                                     n.r.a.
11. 300 East Lombard Building
     Baltimore, Maryland. . . .     232,000      11/29/85         9/30/91        fee ownership of improve-
                                     sq.ft.                                      ments and ground leasehold
                                     n.r.a.                                      interest in land (through
                                                                                 joint venture partnerships)
12. Boatmen's Center
     Kansas City, Missouri. . .     285,000      12/16/85         8/31/89        fee ownership of land and
                                     sq.ft.                                      improvements (through a
                                     n.r.a.                                      joint venture partnership)
                                                                                 (c)
13. 125 Broad Street Building
     New York, New York . . . .    1,336,000     12/31/85        11/15/94        fee ownership of improve-
                                     sq.ft.                                      ments and ground leasehold
                                     n.r.a.                                      interest in land (through
                                                                                 joint venture partnerships)
14. Owings Mills Shopping Center
     Owings Mills (Baltimore
     County), Maryland. . . . .     325,000      12/31/85         6/30/93        fee ownership of land and
                                     sq.ft.                                      improvements (through joint
                                     g.l.a.                                      venture partnerships)
15. 260 Franklin Street Building
     Boston, Massachusetts. . .     348,901       5/21/86         1/2/98         fee ownership of land and
                                     sq.ft.                                      improvements (through a
                                     n.r.a.                                      joint venture partnership)
16. 9701 Wilshire Building
     Beverly Hills, California.      98,721       6/17/86         10/6/94        fee ownership of land and
                                     sq.ft.                                      improvements
                                     n.r.a.
17. California Plaza
     Walnut Creek, California .     368,290       6/30/86        12/23/99        fee ownership of land and
                                     sq.ft.                                      improvements (through joint
                                     n.r.a.                                      venture partnerships)
                                                                                 (a)(b)




                                                                  SALE OR
     NAME, TYPE OF PROPERTY                      DATE OF        DISPOSITION
         AND LOCATION                 SIZE       PURCHASE          DATE          TYPE OF OWNERSHIP
--------------------------------  ------------   --------       -----------      --------------------------

18. Dunwoody Crossing Apartments
     (Phase I, II, and III)
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . .     810 units     9/18/86         5/7/96         fee ownership of land and
                                                                                 improvements (through joint
                                                                                 venture partnerships)
19. NewPark Mall
     Newark (Alameda County),
     California . . . . . . . .     423,748       12/2/86        11/18/98        fee ownership of land and
                                     sq.ft.                                      improvements (through joint
                                     g.l.a.                                      venture partnerships)
20. Springbrook Shopping Center
     Bloomingdale (Chicago),
     Illinois . . . . . . . . .     189,651       7/5/89          1/31/97        fee ownership of land and
                                     sq.ft.                                      improvements
                                     g.l.a.
21. Erie-McClurg Parking
     Facility
     Chicago, Illinois. . . . .   1,073 spaces    7/21/89         9/25/92        fee ownership of land and
                                                                                 improvements

----------------

   (a)  Reference is made to the Notes for a description of the joint venture partnership or partnerships or limited liability company through which the Partnership made this real property investment.

   (b)  Reference is made to the Notes for a description of the sale or transfer of this investment property or the sale or transfer of the Partnership's interest in this property.

   (c)  Reference is made to the Notes for a description of a 1990 settlement reached with the former venture partners.


     The Partnership's real property investments were subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by venture partners or their affiliates) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants in markets where significant vacancies were present. Reference is made to Item 7 below for a discussion of competitive conditions of the
Partnership and certain of its significant investment properties.   The
Partnership maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On December 17, 2001, the Partnership's interest in the limited liability company which owns the Wells Fargo Center - South Tower, was transferred to an affiliate of the lender pursuant to a foreclosure sale. Reference is made to Item 7 and the Notes for a further description of such transaction.

     On June 1, 2000, the joint venture that owned the Piper Jaffray Tower ceased paying debt service and defaulted on the mortgage loan secured by the property. Title to the property was transferred to the lender effective April 2, 2001 as a result of the lender's foreclosure of its mortgage and sheriff's sale of the property. Reference is made to Item 7 and the Notes for a further description of such transaction. Reference is also made to Item 3 of this annual report for a discussion of the proceeding pursuant to which the lender realized upon its security in the property.

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



ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 2001 and 2000 for the Partnership's investment properties owned during 2001:

                                                             2000                      2001
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. Piper Jaffray Tower
     Minneapolis, Minnesota .  Advertising/
                               Financial Services    92%   65%    65%    82%   82%    N/A   N/A    N/A

 2. Wells Fargo Center
     - South Tower
     Los Angeles,
     California . . . . . . .  Business Informa-
                               tion Systems/
                               School District/
                               Legal Services         *     *      *      *     *      *     *     N/A

--------------------

     An "*" indicates that the joint venture which owned the property was restructured, and therefore, such information is not meaningful for the Partnership.  Reference is made to the Notes for further information regarding the reorganized and restructured venture.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     On July 20, 2000, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. 222 SOUTH NINTH STREET LIMITED PARTNERSHIP, OB JOINT VENTURE, JMB/PIPER JAFFRAY TOWER ASSOCIATES, CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIV, JMB/PIPER JAFFRAY TOWER ASSOCIATES II, CAMPBELL-MITHUN-ESTY, L.L.C., U.S. BANCORP PIPER JAFFRAY INC., JMB REALTY CORPORATION, OB JOINT VENTURE II AND LHDL REALTY LIMITED PARTNERSHIP was initiated in and an order for judgement entered by Minnesota District Court of Hennepin County, Minnesota. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage note secured by the Piper Jaffray Tower, sought the enforcement of its security interest and the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property.

Due to a substantial amount of space vacated by a major tenant at the expiration of its lease in May 2000, the property owning venture had not made all of the scheduled debt service payments on the mortgage note since June 1, 2000. In consideration for, among other things, being released under the mortgage loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of their expenses in connection with the transaction, within certain limitations, the defendants listed above executed a stipulation consenting to the foreclosure sale of the property. In July 2000, the Court approved the stipulation agreement, granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver assumed control of the property and its operations. In September 2000, a sheriff's sale of the property was held, and in October 2000, the Court approved the sheriff's sale. Such sale was subject to redemption of the property within six months from the date of sale. No redemption of the property occurred, and title to the property transferred to Teachers effective April 2, 2001.

     At its termination, the Partnership was not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2001 and 2000.

                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the termination of the Partnership, there were 39,711 record Holders of the 442,348 Interests outstanding in the Partnership. There was no public market for Interests, and it was not anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspect of the transaction, was subject to negotiation by the investor. On December 31, 2001, the Partnership made a liquidating distribution to its Holders of Interests and General Partners and subsequently terminated effective December 31, 2001.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests. Any cash flows generated from operations by the Piper Jaffray Tower and Wells Fargo Center - South Tower investment properties were segregated or restricted as to their use generally to the payment of expenses for those properties pursuant to or as a result of modifications to the mortgage loans secured by such investment properties as more fully discussed in the Notes.

ITEM 6.  SELECTED FINANCIAL DATA
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

     DECEMBER 31, 2001 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 2000, 1999, 1998 AND 1997
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                      2001          2000          1999          1998          1997
                                 ------------  ------------   -----------   -----------   -----------

Total income. . . . . . . . . .  $    380,853     3,057,301    31,837,942    11,459,393    24,349,848
                                 ============  ============   ===========   ===========   ===========

Earnings (loss) before gains
 on sale or disposition of
 investment properties. . . . .  $ (8,312,648)   (6,106,967)   (7,921,675)   (4,060,852)   (2,888,815)
Gain on liquidation of
 investment in venture. . . . .         --            --            --            --          269,147
Gains on sale or disposition
 of investment properties
 (net of venture partner's
 share of $18,090,923 in 1999
 and $204,139 in 1996) and
 manager's incentive fee of
 $1,730,016 in 1996 . . . . . .         --            --       59,322,688    23,212,184     8,631,561
Gains on sale of interests
 in unconsolidated ventures . .         --            --            --       10,744,678       568,625
                                 ------------  ------------   -----------   -----------   -----------

Earnings (loss) before
 extraordinary items  . . . . .    (8,312,648)   (6,106,967)   51,401,013    29,896,010     6,580,518
Extraordinary items . . . . . .    83,845,148         --       (3,989,364)   17,451,802     5,992,828
                                 ------------  ------------   -----------   -----------   -----------

Net earnings (loss) . . . . . .  $ 75,532,500    (6,106,967)   47,411,649    47,347,812    12,573,346
                                 ============  ============   ===========   ===========   ===========




                                      2001          2000          1999          1998          1997
                                 ------------  ------------   -----------   -----------   -----------
Net earnings (loss) per
 Interest:
  Earnings (loss) before gains
   on sale or disposition of
   investment properties. . . .  $     (18.04)       (13.25)       (17.14)        (8.79)        (6.25)
  Gain on liquidation of
   investment in venture. . . .         --            --            --            --              .60
  Net gains on sale or
   disposition of investment
   properties . . . . . . . . .         --            --           132.40         51.81         19.26
  Gains on sale or disposition
   of interests in uncon-
   solidated ventures . . . . .         --            --            --            23.98          1.27
  Extraordinary items . . . . .        138.75         --            (8.90)        38.95         13.37
                                 ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . . . . .  $     120.71        (13.25)       106.36        105.95         28.25
                                 ============  ============   ===========   ===========   ===========


Total assets. . . . . . . . . .  $  8,014,983    10,377,666   101,502,439    89,187,533   145,738,009
Long-term debt. . . . . . . . .  $      --       69,550,819    62,608,944   118,190,463   109,972,972
Cash distributions per
 Interest (b)(c). . . . . . . .  $      --           140.00         15.00         40.33           .83
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

  (c)   This amount does not include a final liquidating cash distribution of $7,701,284 ($17.41 per Interest) to the Holders of Interests and $313,699 to the General Partners paid by the Partnership on December 31, 2001.


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

     The Partnership made a final liquidating cash distribution of $7,701,284 ($17.41 per interest) to the Holders of Interests and $313,699 to the General Partners and wound up its affairs effective December 31, 2001. The Corporate General Partner received a management fee of approximately $522,831 in connection with this distribution.

     Pursuant to the terms of the Partnership Agreement, the General Partners of the Partnership were required to contribute to the Partnership $170,312, which represented the amount of all distributions they previously received from sales and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests. Such contribution was required because the Holders of Interests had not received distributions of sale or refinancing proceeds equal to their initial capital investment in the Partnership plus certain other distributions constituting a specified return on their average adjusted capital investment (i.e., their initial capital investment as reduced by sale or refinancing proceeds previously distributed) for each year commencing with the third quarter of 1986.

     PIPER JAFFRAY TOWER

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, were significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager was actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper had not made the required debt service payments under the mortgage loan since June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default) and 1999, no such cash flow was generated. As of April 2, 2001 (prior to transfer of title to the property) aggregate amounts due to the lender were approximately
$109,000,000, including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' fees in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation agreement and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale. On October 2, 2000, the Court approved such sale, subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the transfer, the Partnership realized an extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also recognized approximately $20,865,000 of gain for Federal income tax purposes in 2001 as a result of the transfer with no corresponding distributable proceeds. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it was not subject to continued depreciation beyond such date for financial reporting purposes.

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

     WELLS FARGO CENTER - SOUTH TOWER

     During 1996, the Partnership, the joint venture, and the lenders reached an agreement to modify the mortgage note and the promissory note secured by the Partnership's interest in the property. In conjunction with the note modifications, the Maguire/Thomas Partners - South Tower LLC was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 were reversed, and the Partnership's share of losses in 2001, 2000 and 1999 of approximately $4,869,000, $3,112,000 and $3,629,000, respectively, were not recognized. Since the terms of the modified mortgage note and the amended and restated promissory note (the "Note") made it unlikely that the Partnership would recover any incremental investment, the Partnership decided not to commit any significant additional amounts to the property. Reference is made to the "Wells Fargo Center - South Tower" section in the Notes for a further description of these events.

     During April 2001, the Partnership had received notice of non-monetary defaults from the lender under the Note. The Partnership acknowledged certain of the defaults described in the notice of default. Pursuant to a foreclosure sale, on December 17, 2001 an affiliate of the lender acquired the Partnership's interest in the limited liability company and assumed all of the Partnership's rights and obligations under the limited liability company's operating agreement dated September 30, 1996, and the Partnership's obligation to repay the indebtedness and its other obligations under the Note and the related loan documents were discharged. The note had an adjusted principal balance of approximately $40,835,000 and accrued interest of approximately $35,392,000 at December 17, 2001 (prior to foreclosure of the Partnership's interest in the limited liability company). The loan was nonrecourse and secured solely by the Partnership's interest in the limited liability company. The Partnership recognized an extraordinary gain on forgiveness of indebtedness of approximately $76,226,000 for financial reporting purposes. The Partnership recognized a gain of approximately $55,362,000 from the transaction for Federal income tax purposes, with no corresponding distributable proceeds.

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

     The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation after such date. As a result of this sale, at December 31, 1999, the Venture recognized a gain of $23,089,381 and $49,334,171 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was $23,089,381 and $29,545,904, respectively. As is customary in such transactions, the Venture had agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on December 25, 2000, with no liability to the Partnership.

     GENERAL

     Certain of the Partnership's investments were made through joint ventures. There were certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have had economic or business interests or goals that were inconsistent with those of the Partnership.

     Aggregate distributions received by Holders of Interests over the entire term of the Partnership were substantially less than one-third of their original investment. However, in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests were allocated gain for Federal income tax purposes, regardless of whether any proceeds were distributable from such sales or other dispositions.

     As discussed above, pursuant to the Partnership Agreement, the General Partners returned to the Partnership $170,312 of previously received sales distributions. The Partnership made a final liquidating cash distribution to its Holders of Interests in the aggregate amount of $7,701,284, or $17.41 per Interest. In addition, the Partnership made a final cash distribution out of net cash receipts (as defined) to its General Partners and paid a management fee to its Corporate General Partner in the aggregate amount of $836,530. The Partnership wound up its affairs and terminated effective December 31, 2001.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are primarily due to the transfer of the Partnership's interest in the limited liability company which owns the Wells Fargo Center, South Tower to an affiliate of the lender pursuant to a foreclosure sale in December 2001, the transfer of title to the Piper Jaffray Tower to the lender in April 2001, the acquisition by JMB/900 of the interests of the FDIC and the unaffiliated venture partners in Progress Partners in March 1999 (resulting in the consolidation of JMB/900), the sale of the 900 Third Avenue office building in November 1999 and the sale of the California Plaza office building in December 1999.

     The decrease in venture partner's equity in venture at December 31, 2001 as compared to December 31, 2000 is primarily due to the distribution to the Partnership's venture partner in JMB/900 its share of cash from the venture during 2001.

     The rental income and the property operating expenses for the year ended December 31, 2000 were primarily a result of reprorations during 2000 resulting from the sale in November 1999 of the 900 Third Avenue Office Building. The Partnership has had no rental income or property operating expenses during 2001.

     The decrease in interest income for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to the temporary investment of the proceeds from the sales and cash flow from operations of the 900 Third Avenue Office Building and the California Plaza Office Building during the first quarter of 2000. Portions of such funds, as well as cash generated from operational cash flow, were distributed to the General Partners, Holders of Interests, and the Partnership's affiliated partner in the JMB/900 venture in February and August 2000, which resulted in lower amounts invested in 2001. The decrease is also due in part to a lower average interest rate on invested funds during 2001. The decrease in interest income for the year ended December 31, 2000 as compared to the same period in 1999 is primarily due to a lower average cash balance available for investment due to the distributions discussed above.

     The increase in professional services for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to an increase in certain accounting and other professional fees due to the winding up and termination of the Partnership.

     The management fees to Corporate General Partner for the years ended December 31, 2001 and 2000 are due to the distributions of cash flow from operations to the General Partners and Holders of Interests in December 2001 and February and August 2000. The management fee is based upon a percentage of the cash flow distributed from operations.

     The increase in general and administrative expense for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to an increase in certain investor reporting and other costs due to the winding up and termination of the Partnership.

     The decrease in Partnership's share of income (loss) from operations of unconsolidated ventures for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to the third quarter 2000 write-off to income of a liability for certain deferred management fees upon the appointment of the receiver at the Piper Jaffray Tower in July 2000. The increase in Partnership's share of income (loss) from operations of unconsolidated ventures for the year ended December 31, 2000 as compared to the same period in 1999 is primarily due to the allocation of additional losses to the Partnership during 1999. These additional losses accrued because the Piper Jaffray Tower was no longer classified as held for sale and as a result, the venture made an adjustment to record depreciation from prior periods and commenced recording depreciation on the property. The decrease is also due to the write off to income of the liability for certain deferred management fees in July 2000.

     The decrease in venture partner's share of venture operations for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to operating income generated from reprorations during 2000 resulting from the sale in November 1999 of the 900 Third Avenue Office Building.

     The gain on sale of investment properties for the year ended
December 31, 1999 relates to the recognition of gain from the sale of the California Plaza and 900 Third Avenue office buildings of $23,089,381 and $36,233,307, respectively, in 1999.

     The extraordinary items - prepayment penalties and the write-off of deferred mortgage expense for the year ended December 31, 1999 resulted from the sale of the 900 Third Avenue office building in 1999.

     The extraordinary items - gain on forgiveness of indebtedness for the year ended December 31, 2001 is due to the gain on forgiveness of indebtedness resulting from the transfer of the Partnership's interest in the limited liability company which owns the Wells Fargo Center - South Tower to an affiliate of the lender pursuant to a foreclosure sale in December of 2001 as described more fully in the Notes.

     The Partnership's share of extraordinary items from unconsolidated ventures for the year ended December 31, 2001 is due to the gain on forgiveness of indebtedness and write-off of deferred mortgage fees resulting from the transfer of title to the Piper Jaffray Tower to the lender on April 2, 2001.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally did not have a material effect on rental income or property operating expenses.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 2001. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2001 (Immediately prior to final liquidating distribution) and 2000

Consolidated Statements of Operations, years ended December 31,
  2001 (Immediately prior to final liquidating distribution), 2000 and 1999

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2001 (Immediately prior to final liquidating distribution), 2000 and 1999

Consolidated Statements of Cash Flows, years ended December 31,
  2001 (Immediately prior to final liquidating distribution), 2000 and 1999

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XV and consolidated ventures at December 31, 2001 (immediately prior to final liquidating distribution) and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 (immediately prior to final liquidating distribution), in conformity with accounting principles generally accepted in the United States of America.









                                         KPMG LLP


Chicago, Illinois
March 25, 2002

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 2001 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND 2000

                                                   ASSETS
                                                   ------
                                                                            2001              2000
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  8,014,983        9,919,212
  Interest, rents and other receivables . . . . . . . . . . . . . . .          --              68,155
  Current portion of note receivable. . . . . . . . . . . . . . . . .          --              67,582
  Escrow deposits and restricted securities . . . . . . . . . . . . .          --             199,992
                                                                        ------------     ------------

          Total current assets. . . . . . . . . . . . . . . . . . . .      8,014,983       10,254,941
                                                                        ------------     ------------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --              34,751
Long-term portion of note receivable. . . . . . . . . . . . . . . . .          --              87,974
                                                                        ------------     ------------

                                                                        $  8,014,983       10,377,666
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2001              2000
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $      --              48,882
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .          --              48,882

Investment in unconsolidated ventures, at equity. . . . . . . . . . .          --           7,570,155
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --          69,550,819
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --          77,169,856

Venture partner's equity in venture . . . . . . . . . . . . . . . . .          --             895,639

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .        190,312           20,000
      Cumulative net profits (losses) . . . . . . . . . . . . . . . .      2,492,996      (19,645,716)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (2,369,609)      (2,369,609)
                                                                        ------------     ------------
                                                                             313,699      (21,995,325)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    384,978,681      384,978,681
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (248,582,902)    (301,976,690)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (128,694,495)    (128,694,495)
                                                                        ------------     ------------
                                                                           7,701,284      (45,692,504)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .      8,014,983      (67,687,829)
                                                                        ------------     ------------
                                                                        $  8,014,983       10,377,666
                                                                        ============     ============





                        See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2001 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 2000 AND 1999


                                                                 2001           2000           1999
                                                             ------------   ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . .  $      --           471,424     29,713,546
  Interest income . . . . . . . . . . . . . . . . . . . . .       380,853      1,528,785      2,069,396
  Other income. . . . . . . . . . . . . . . . . . . . . . .         --         1,057,092         55,000
                                                             ------------    -----------    -----------
                                                                  380,853      3,057,301     31,837,942
                                                             ------------    -----------    -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . .     6,675,611      6,939,426     20,145,840
  Property operating expenses . . . . . . . . . . . . . . .         --           455,635     12,388,914
  Professional services . . . . . . . . . . . . . . . . . .       445,924        326,054        364,194
  Amortization of deferred expenses . . . . . . . . . . . .         --             --           989,815
  Management fees to corporate general partner. . . . . . .       522,831      1,539,569          --
  General and administrative. . . . . . . . . . . . . . . .       981,348        554,499      1,061,170
                                                             ------------    -----------    -----------
                                                                8,625,714      9,815,183     34,949,933
                                                             ------------    -----------    -----------
                                                               (8,244,861)    (6,757,882)    (3,111,991)
Partnership's share of income (loss) from operations
  of unconsolidated ventures. . . . . . . . . . . . . . . .       (52,365)       890,810     (2,339,353)
Venture partners' share of ventures' operations . . . . . .       (15,422)      (239,895)    (2,470,331)
                                                             ------------    -----------    -----------
          Earnings (loss) before gains on sale or
            disposition of investment properties. . . . . .    (8,312,648)    (6,106,967)    (7,921,675)

Gains on sale or disposition of investment properties,
  net of venture partner's share of gain of $18,090,923
  in 1999 . . . . . . . . . . . . . . . . . . . . . . . . .         --             --        59,322,688
                                                             ------------    -----------    -----------
          Earnings (loss) before extraordinary items. . . .    (8,312,648)    (6,106,967)    51,401,013





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 2001           2000           1999
                                                             ------------   ------------    -----------

Extraordinary items:
  Prepayment penalties and deferred mortgage expense
    on retirement of long-term debt, net of venture
    partner's share of $1,994,382 . . . . . . . . . . . . .         --             --        (3,989,364)
  Gain on forgiveness of indebtedness . . . . . . . . . . .    76,226,430          --             --
  Partnership's share of extraordinary items from
    unconsolidated ventures . . . . . . . . . . . . . . . .     7,618,718          --             --
                                                             ------------    -----------    -----------
          Net earnings (loss) . . . . . . . . . . . . . . .  $ 75,532,500     (6,106,967)    47,411,649
                                                             ============    ===========    ===========

          Net earnings (loss) per limited partnership
           interest:
              Earnings (loss) before gains on sale or
                disposition of investment properties. . . .  $     (18.04)        (13.25)        (17.14)
              Net gains on sale or disposition of
                investment properties . . . . . . . . . . .         --             --            132.40
              Extraordinary items . . . . . . . . . . . . .        138.75          --             (8.90)
                                                             ------------    -----------    -----------
                                                             $     120.71         (13.25)        106.36
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

       YEARS ENDED DECEMBER 31, 2001 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 2000 AND 1999


                            GENERAL PARTNERS                                LIMITED PARTNERS
           ---------------------------------------------------------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS,
                         NET                                  NET OF       NET
             CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS       CASH
             BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL       COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
             -------  ---------- ------------- ----------- ----------- ------------ ------------- ------------
Balance
 (deficit)
 December 31,
 1998 . . . .$ 20,000(19,637,903)  (1,445,867) (21,063,770)384,978,681 (343,289,185) (59,965,355) (18,275,859)

Net earnings
 (loss) . . .   --       236,466        --         236,466       --      47,175,183        --      47,175,183
Cash distri-
 butions
 ($15.00 per
 limited
 partnership
 interest). .   --         --           --           --          --           --      (6,653,710)  (6,653,710)
            -------- -----------    ---------  ----------- ----------- ------------ ------------  -----------

Balance
 (deficit)
 December 31,
 1999 . . . . 20,000 (19,401,437)  (1,445,867) (20,827,304)384,978,681 (296,114,002) (66,619,065)  22,245,614

Net earnings
 (loss) . . .   --      (244,279)       --        (244,279)      --      (5,862,688)       --      (5,862,688)
Cash distri-
 butions
 ($140.00 per
 limited
 partnership
 interest). .   --         --        (923,742)    (923,742)      --           --     (62,075,430) (62,075,430)
            -------- -----------    ---------  ----------- ----------- ------------ ------------  -----------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                            GENERAL PARTNERS                                LIMITED PARTNERS
           ---------------------------------------------------------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS,
                         NET                                  NET OF       NET
             CONTRI-   EARNINGS      CASH                    OFFERING    EARNINGS       CASH
             BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL       COSTS       (LOSS)    DISTRIBUTIONS    TOTAL
            --------  ---------- ------------- ----------- ----------- ------------ ------------- ------------

Balance
 (deficit)
 December 31,
 2000 . . . . 20,000 (19,645,716)  (2,369,609) (21,995,325)384,978,681 (301,976,690)(128,694,495) (45,692,504)

Net earnings
 (loss) . . .   --    22,138,712        --      22,138,712       --      53,393,788        --      53,393,788
Contribution
 from General
 Partner. . .170,312       --           --         170,312       --           --           --           --
            -------- -----------    ---------  ----------- ----------- ------------ ------------  -----------
Balance
 (deficit)
 December 31,
 2001 . . . .$190,312   2,492,996  (2,369,609)     313,699 384,978,681 (248,582,902)(128,694,495)   7,701,284
            ======== ===========    =========  =========== =========== ============ ============  ===========














                          See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2001 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 2000 AND 1999
                                                                 2001           2000           1999
                                                             ------------   ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . .  $ 75,532,500     (6,106,967)    47,411,649
  Items not requiring (providing) cash or cash equivalents:
    Cash generated by investment property prior to
      acquisition of venture partner's interest . . . . . .         --             --        (1,320,717)
    Amortization of deferred expenses . . . . . . . . . . .         --             --           849,903
    Long-term debt - deferred accrued interest. . . . . . .     6,675,611      6,941,875      8,489,873
    Partnership's share of (income) loss from operations
      of unconsolidated ventures. . . . . . . . . . . . . .        52,365       (890,810)     2,339,353
    Venture partners' share of ventures' operations,
      gain on sale or disposition of investment properties
      and extraordinary items . . . . . . . . . . . . . . .        15,422        239,895     18,566,872
    Total gain on sale or disposition of investment
      properties. . . . . . . . . . . . . . . . . . . . . .         --             --       (77,413,611)
    Extraordinary items . . . . . . . . . . . . . . . . . .   (83,845,148)         --           161,128
  Changes in:
    Interest, rents and other receivables . . . . . . . . .        68,155        325,929      1,116,433
    Current portion of note receivable. . . . . . . . . . .        67,582        (18,669)        14,828
    Prepaid expenses. . . . . . . . . . . . . . . . . . . .         --             --         1,323,456
    Escrow deposits and restricted securities . . . . . . .       199,992      1,800,008     11,614,900
    Accrued rents receivable, net . . . . . . . . . . . . .         --             --         1,213,533
    Deferred expenses . . . . . . . . . . . . . . . . . . .        34,751          --           230,376
    Long-term portion of note receivable. . . . . . . . . .        87,974         71,222         22,432
    Accounts payable. . . . . . . . . . . . . . . . . . . .       (48,882)    (1,923,529)    (1,099,354)
    Accrued interest payable. . . . . . . . . . . . . . . .         --             --          (680,634)
    Other current liabilities . . . . . . . . . . . . . . .         --             --          (639,554)
    Deferred income . . . . . . . . . . . . . . . . . . . .         --             --          (532,623)
    Tenant security deposits. . . . . . . . . . . . . . . .         --             --        (1,304,500)
    Other liabilities . . . . . . . . . . . . . . . . . . .         --             --          (430,429)
                                                            -------------   ------------   ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . .    (1,159,678)       438,954      9,933,314
                                                            -------------   ------------   ------------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                 2001           2000           1999
                                                            -------------   ------------   ------------
Cash flows from investing activities:
  Cash acquired at acquisition of venture partner's interest
    in investment property. . . . . . . . . . . . . . . . .         --             --         4,872,012
  Additions to investment properties, excluding amounts
    from escrow deposits and restricted securities. . . . .         --             --          (794,369)
  Partnership's distributions from unconsolidated ventures.         3,545         25,000          --
  Partnership's contributions to unconsolidated ventures. .        (7,347)         --        (9,223,900)
  Cash proceeds from sale or disposition of investment
    properties. . . . . . . . . . . . . . . . . . . . . . .         --             --       228,058,000
  Payment of deferred expenses. . . . . . . . . . . . . . .         --             --          (735,988)
  Payment to venture partner for acquisition of interest. .         --             --        (2,500,000)
                                                            -------------   ------------   ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . .        (3,802)        25,000    219,675,755
                                                            -------------   ------------   ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . .         --             --          (484,131)
  Payoff of mortgage loans. . . . . . . . . . . . . . . . .         --             --      (150,708,423)
  Venture partners' contributions to venture. . . . . . . .         --             --           104,500
  Contributions from general partners . . . . . . . . . . .       170,312          --             --
  Distributions to venture partners . . . . . . . . . . . .      (911,061)   (26,411,065)         --
  Distributions to general partners . . . . . . . . . . . .         --          (923,742)         --
  Distributions to limited partners . . . . . . . . . . . .         --       (62,075,430)    (6,653,710)
                                                            -------------   ------------   ------------
         Net cash provided by (used in)
           financing activities   . . . . . . . . . . . . .      (740,749)   (89,410,237)  (157,741,764)
                                                            -------------   ------------   ------------
         Net increase (decrease) in cash and
           cash equivalents . . . . . . . . . . . . . . . .    (1,904,229)   (88,946,283)    71,867,305
         Cash and cash equivalents, beginning of year . . .     9,919,212     98,865,495     26,998,190
                                                            -------------   ------------   ------------
         Cash and cash equivalents, end of year . . . . . . $   8,014,983      9,919,212     98,865,495
                                                            =============   ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . $       --             --        12,336,601
                                                            =============   ============   ============


                        See accompanying notes to consolidated financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 2001 (IMMEDIATELY PRIOR TO
            FINAL LIQUIDATING DISTRIBUTION), 2000 AND 1999



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through joint ventures) real estate investments.

Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of the Partnership's real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned ventures. The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Piper Jaffray Tower Associates ("JMB/Piper") and JMB/Piper Jaffray Tower Associates II ("JMB/Piper II").

     Due to the restructuring of the Partnership's interest in Wells Fargo Center - South Tower as discussed below, the Partnership ceased loss recognition relative to its real estate investment and reversed those previously recognized losses that the Partnership was no longer obligated to fund, which was reflected as income from restructuring in 1996 in the Partnership's share of income from operations of unconsolidated ventures. The Partnership had no future funding obligation for its investment in Wells Fargo Center - South Tower. Accordingly, the Partnership discontinued the application of the equity method of accounting, and additional losses from the investment in Wells Fargo Center - South Tower were not recognized.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the years ended December 31, 2001 (immediately prior to final liquidating distribution) and 2000:

                             2001                   2000
                    ------------------------------------------------
                                   TAX BASIS             TAX BASIS
                      GAAP BASIS  (UNAUDITED) GAAP BASIS(UNAUDITED)
                     -----------  ---------- ----------------------

Total assets. . . . .$ 8,014,983   8,014,983  10,377,666 68,720,190

Partners' capital
 accounts (deficit):
  General partners. .    313,699     313,699 (21,995,325)(7,800,732)
  Limited partners. .  7,701,284   7,701,284 (45,692,504) 2,435,710

Net earnings (loss):
  General partners. . 22,138,712   7,944,120    (244,279)  (156,663)
  Limited partners. . 53,393,788  64,164,521  (5,862,688)(3,759,930)

Net earnings (loss)
  per limited part-
  nership interest. .     120.71      145.05      (13.25)     (8.48)
                     ===========  ========== ======================

     The net earnings (loss) per limited partnership interest ("Interest") is based upon the Interests outstanding at the end of each period. Deficit capital accounts resulted, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the General Partners and Holders of Interests. Also, because net earnings were computed immediately prior to termination of the Partnership, Holders of Interest may have, on termination of the Partner-ship, an additional capital gain or loss depending on the Holders' basis in their Interests for Federal income tax purposes.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) required the General Partners to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classified receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership recorded amounts held in U.S. Government obligations and other securities at cost which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (approximately $8,015,000 and $9,770,000 at December 31, 2001 (immediately prior to final liquidating distribution) and 2000, respectively) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with maturities of one year or less) reflected as short-term investments being held to maturity.

     Escrow deposits and restricted securities primarily represented cash and investments restricted as to their use by the Partnership.

     Deferred expenses were comprised principally of deferred financing fees which were amortized over the related debt term and deferred leasing fees which were amortized over the related lease term.

     No provision for State or Federal income taxes had been made as the liability for such taxes was that of the partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners. Due to this, approximately $130,000 representing such withholding was remitted to the state of Maryland on behalf of the Holders of Interest in 1999.

     The Partnership had acquired, either directly or through joint ventures, interests in four apartment complexes, twelve office buildings, four shopping centers and one parking facility. The Partnership's aggregate cash investment, excluding certain related acquisition costs, was $299,637,926. During 1989, the Partnership disposed of its interest in the investment property owned by CBC Investment Company ("Boatmen's"). During 1991, the Partnership sold 62% of its interest in the 300 E. Lombard Building and in 1993 sold the remaining 38% of its interest in the 300 E. Lombard Building. In September 1992, the Partnership sold the Erie-McClurg Parking Facility. In June 1993, the Partnership sold (through JMB/Owings) its interest in Owings Mills Shopping Center. In March 1994, the Partnership, through Villa Solana Associates, sold the Villa Solana Apartments. In May 1994, the lender realized upon its security interest in the Park at Countryside Apartments. In October 1994, the Partnership sold the 9701 Wilshire Office Building. In November 1994, the Partnership through the JMB/125 venture, assigned its interest in the 125 Broad Street Building to an affiliate of its unaffiliated venture partner. In June 1995, the Partnership sold its interest in Eastridge Mall. In January 1996, the lender realized upon its security interest in the 160 Spear Street Building. In March 1996, the lender realized upon its security interest in the 21900 Burbank Boulevard Building. In May 1996, the Partnership sold the Woodland Hills apartment complex. Also, in May 1996, the Partnership, through Villages Northeast and VNE Partners, Ltd., sold the Dunwoody Crossing Phases I, II and III apartment complex. In January 1997, the lender realized upon its security interest in the Springbrook Shopping Center. In December 1997, the Partnership sold the RiverEdge Place office building. In January 1998, the Partnership, through 260 Franklin Street Associates, disposed of the 260 Franklin Street Building. In November 1998, the Partnership, through the NewPark Associates venture, sold the NewPark Mall. In November 1999, the Partnership, through JMB/900, sold the 900 Third Avenue office building. In December 1999, the Partnership, through C-C California Plaza Partnership, sold the California Plaza office building. In April 2001, the lender realized upon its security interest in the Piper Jaffray Tower. In December 2001, the lender realized upon its security interest in the limited liability company which owns the Wells Fargo Center - South Tower.

    The cost of the investment properties represented the total cost to the Partnership or its ventures plus miscellaneous acquisition costs, reduced for provisions for value impairment where applicable. Depreciation on the operating properties was provided over the estimated useful lives of 5-30 years using the straight-line method.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership had concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or estimated fair value less costs to sell.

     The results of operations for consolidated properties classified as held for sale or disposition as of and for the years ended December 31, 2001, 2000 and 1999 were $33,356, $653,832 and $2,111,998, respectively.
In addition, the accompanying consolidated financial statements include for the years ended December 31, 2001, 2000 and 1999, $(52,365), $890,810 and
($2,420,987), respectively, as the Partnership's share of property operations of $(104,730), $1,781,621 and $(5,094,806) of unconsolidated properties held for sale or disposition or sold or disposed of as of and for the years ended December 31, 2001, 2000 and 1999.

     The Partnership adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defined each of its property investments as an individual operating segment and had determined such property investments exhibited substantially identical economic characteristics and met the other criteria specified by SFAS
No. 131, which permitted the property investments to be aggregated into one reportable segment. The Partnership assessed and measured operating results based on net operating income (rental income less property operating expenses). With the exception of interest income, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership related to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership related to property investments.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.


VENTURE AGREEMENTS - GENERAL

     The Partnership had been a party to four operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $98,145,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership could have been required to make additional cash contributions to certain of the ventures. The four joint venture agreements (JMB/Piper, JMB/Piper II, JMB/900 and South Tower) were, directly or indirectly, with Carlyle Real Estate Limited Partnership-XIV ("C-XIV") a partnership sponsored by the Corporate General Partner or its affiliates. These four joint ventures had entered into a total of four property joint venture agreements.

     The Partnership acquired, through the above ventures, interests in three office buildings, including the 900 Third Avenue office building prior to its sale in November 1999. The venture properties were financed under various long-term debt arrangements as described below.

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

     The property had been classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation after such date. As a result of this sale, at December 31, 1999, the Venture recognized a gain of $23,089,381 and $49,334,171 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such items was $23,089,381 and $29,545,904, respectively. As is customary in such transactions, the Venture had agreed to certain representations, warranties and covenants with a stipulated survival period, which expired on December 25, 2000, with no liability to the Partnership.

     In 1998, the venture reached a settlement agreement with a former tenant and accepted a promissory note in the principal amount of $275,000 with payments of principal and interest amortized over five years. The Partnership assumed the rights to the note upon the sale of the California Plaza office building. During December 2001, the Partnership reached an agreement with the former tenant for an early payoff of the promissory note and on December 26, 2001, the Partnership received $70,000 in full payment of the note and the remaining amount of $30,306 was written off. The Partnership released the former tenant of any and all claims related to the note.

     PIPER JAFFRAY TOWER

     In 1984, the Partnership with C-XIV acquired, through JMB/Piper, an interest in a 42-story office building known as the Piper Jaffray Tower in Minneapolis, Minnesota with the developer and certain limited partners. In April 1986, JMB/Piper II, a joint venture partnership between the Partnership and C-XIV, acquired the developer's interest in the OB Joint Venture, which owned a fee interest in the land underlying the office building. JMB/Piper held its interest in the property through three joint ventures (OB Joint Venture, OB Joint Venture II and 222 South Ninth Street Limited Partnership, together "Piper"). The terms of the JMB/Piper and JMB/Piper II venture agreements generally provided that JMB/Piper's and JMB Piper II's respective shares of Piper's annual cash flow, sale or refinancing proceeds and profits and losses would be distributed or allocated to the Partnership in proportion to its 50% share of capital contributions.

     JMB/Piper invested approximately $19,915,000 for its 71% interest in Piper. JMB/Piper was obligated to loan amounts to Piper to fund operating deficits (as defined). The loans bore interest at a rate of not more than 14.36% per annum, provided for payments of interest only from net cash flow, if any, and were repayable from net sale or refinancing proceeds. Such loans and accrued interest were approximately $147,000,000 at December 31, 2000 and 1999. Due to the unlikely ability of Piper to pay such loan, JMB/Piper ceased accruing interest on the loan effective January 1, 2000.

     U.S. Bancorp Piper Jaffray Inc. ("PJI"), which occupied 335,684 square feet or approximately 46% of the building's rentable square feet, vacated the majority of its space (approximately 222,000 square feet) and moved to a recently completed office tower upon expiration of its lease on May 31, 2000. However, PJI extended a portion of its former space (approximately 114,000 square feet) through May 31, 2002, although the new rental rates, while at market rates, were significantly less than rental rates under the previous PJI lease. Additionally, Piper executed new long-term leases representing an additional approximately 170,000 square feet. The property manager was actively pursuing replacement tenants for the balance of the vacant space; however, given the extremely competitive nature of the downtown Minneapolis market due to a significant amount of new office construction, not all of the PJI space was released quickly enough to generate sufficient cash flow to fund the required debt service payments. As a result, Piper had not made the required debt service payments under the mortgage loan since June 1, 2000, and was in monetary default under such loan. Such default led to the appointment of a receiver and a foreclosure sale of the property as described below.

     The mortgage loan had an original principal amount of $100,000,000. Prior to the default, the lender was essentially entitled to all operating cash flow (as defined) in excess of fixed interest and certain other costs.

During 2000 (prior to the default) and 1999, no such cash flow was generated. As of April 2, 2001 (prior to transfer of title to the property), aggregate amounts due to the lender were approximately
$109,000,000, including certain default interest.

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

     JMB/Piper, on behalf of Piper, had been negotiating with the lender to transfer title to the property through a deed in lieu of foreclosure. JMB/Piper and the lender were unable to reach an agreement related to such a transaction. Consequently, and as a result of the monetary default discussed above, the lender began legal proceedings to realize upon its security in the building. In consideration for, among other things, Piper and all of its constituent partners (collectively, the "Defendants") being released under the loan documents upon the expiration of the redemption period for foreclosure on the property and for payment of the Defendants' expenses in connection with the transaction, within certain limitations, the Defendants executed a stipulation agreement consenting to a foreclosure sale of the property, including the fee interest in the land underlying the building. On July 20, 2000, the Court approved the stipulation and appointed a receiver on behalf of the lender. On September 26, 2000, a sheriff's sale of the property occurred at which the lender received a sheriff's certificate of sale, subject to redemption of the property at any time within six months from the date of such sale. On October 2, 2000, the Court approved such sale, subject to redemption of the property at any time within six months from the date of such sale. No such redemption occurred and title to the property transferred to the lender effective April 2, 2001.

     As a result of the transfer of the property to the lender, the Partnership realized an extraordinary gain related to its share of the forgiveness of indebtedness and the write off of deferred mortgage fees in the net amount of approximately $7,600,000 for financial reporting purposes. The Partnership also recognized approximately $20,865,000 of gain for Federal income tax purposes in 2001 as a result of the transfer with no corresponding distributable proceeds. The Defendants have no future liability for any representations, warranties and covenants as a result of the transfer.

     The Piper venture agreements provided that any net cash flow, as defined, be used to pay principal and interest on the operating deficit loans (as described above) with any excess generally distributable 71% to JMB/Piper and 29% to the venture partners, subject to certain adjustments (as defined). In general, operating profits or losses were allocated in relation to the economic interests of the joint venture partners. Accordingly, operating profits (excluding depreciation and amortization) were generally allocated 71% to the JMB/Piper and 29% to the venture partners during 2001, 2000 and 1999.

     The Piper venture agreements further provided that, in general, upon any sale or refinancing of the property, the principal and any accrued interest outstanding on any operating deficit loans be repaid out of net proceeds. Any remaining proceeds were distributable 71% to JMB/Piper and 29% to the joint venture partners, subject to certain adjustments, as defined.

     During the fourth quarter 1991, Larkin, Hoffman, Daly & Lindgren, Ltd. (23,344 square feet) approached Piper indicating it was experiencing financial difficulties and desired to give back a portion or all of its leased space. Larkin was also a limited partner with partial interests in the building and the land under the building. On January 15, 1992, Piper agreed to terminate Larkin's lease in return for its partial interest in the land under the building and a $1,011,798 note receivable. The note receivable provided for monthly payments of principal and interest at 8% per annum with full repayment over ten years. The balance of the note receivable as of April 2, 2001 (prior to the transfer of title to the lender) was $129,786. The lender assumed such note upon the transfer of title to the property to the lender in April 2001.

     JMB/Piper's plan to sell or dispose of the Piper Jaffray Tower had not, as of June 30, 1999 resulted in a sale or disposition. As a result, JMB/Piper made an adjustment as of June 30, 1999 to record depreciation that would have been recognized had the Piper Jaffray Tower not been considered "held for sale or disposition". Further, JMB/Piper began recording depreciation expense for the Piper Jaffray Tower commencing July 1, 1999. However, as a result of the default discussed above, JMB/Piper reclassified the Piper Jaffray Tower as held for sale or disposition as of July 1, 2000, and therefore, it was not subject to continued depreciation beyond such date for financial reporting purposes.

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

     The terms of the JMB/900 venture agreement generally provided that JMB/900's share of Progress Partners' cash flow, sale or refinancing proceeds and profits and losses would be distributed or allocated to the Partnership in proportion to its 66-2/3% share of capital contributions.

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

     In March 1999, JMB/900 entered into a settlement agreement ("Settlement Agreement") with the Venture Partners and a judgment creditor of JRA and PPI (such judgment creditor, JRA and PPI, are hereinafter collectively referred to as the "Progress Parties") to resolve outstanding claims and to place JMB/900 in a position to control and market the 900 Third Avenue Building. The Settlement Agreement generally provided for the settlement and release of all claims and causes of action by and against JMB/900 and the Progress Parties related to or arising from the joint venture relationship or the property including, without limitation, any claims by the Venture Partners to Guaranteed Payments and any claims by Progress Partners for capital contributions from JMB/900. Under the Settlement Agreement and related transactions, JMB/900 and an affiliate acquired all of the right, title and interest of the Progress Parties in the property, Progress Partners and PC-900 and resolved all outstanding litigation in exchange for a total payment of $16.0 million, $13.5 million of which was paid at closing of the Settlement Agreement with the remaining $2.5 million paid upon the sale of the property as discussed below. In a related agreement and for the payment of $300,000 and the release of various claims, certain litigation and claims by and between the FDIC and JMB/900 were resolved and dismissed. As part of the settlement, the limited partnership interests in PC-900 were assigned to 14-15 Office Associates, L.P. ("Office Associates"), in which JMB/900 owned a 99% limited partnership interest. P-C 900's interest in Progress Partners was then transferred to JMB/900 and Office Associates, which became the sole remaining partners in Progress Partners. Amendments to the joint venture agreement of Progress Partners were made to effectuate the terms of the settlement and the substitution of partners.

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

     As Progress Partners had committed to a plan to sell or dispose of the property, the 900 Third Avenue Building was classified as held for sale or disposition as of July 1, 1998, and therefore, had not been subject to continued depreciation beyond such date for financial reporting purposes.

     WELLS FARGO CENTER - SOUTH TOWER

     In June 1985, the Partnership acquired an interest in a joint venture partnership ("South Tower") which owned a 44-story office building in Los Angeles, California. The joint venture partners of the Partnership included Carlyle-XIV ("Affiliated Partner"), one of the sellers of the interests in South Tower, and another unaffiliated venture partner.

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

     The office building was being managed by an affiliate of one of the venture partners under a long-term agreement pursuant to which the affiliate was entitled to receive a monthly management fee of 2-1/2% of gross project income, a tenant improvement fee of 10% of the cost of tenant improvements, and commissions on new leases.

     In the fourth quarter of 1996, South Tower reached an agreement with its lender to modify the mortgage note secured by the property, and the Partnership reached an agreement with its lender to modify the promissory note secured by the Partnership's interest in South Tower. In conjunction with the note modifications, South Tower was converted to a limited liability company with members' interests in the same ratio as the prior venture ownership interests. The conversion of the Partnership's interest to a member's interest in a limited liability company eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreement. As a result, previously recognized losses of $10,620,944 were reversed, and the Partnership's share of losses in 2001, 2000 and 1999 of approximately $4,869,000, $3,112,000 and $3,629,000, respectively, were not recognized.

     The mortgage note secured by the property (with a balance, including accrued interest, of approximately $181,000,000 as of December 17, 2001, prior to transfer of the Partnership's interest in the limited liability company to the lender), as extended, bore interest at 10% per annum and was to mature in September, 2003. All excess cash flow was being escrowed for future tenant improvements and principal payments. In addition, upon sale or refinancing of the property subsequent to September 1, 1999, the mortgage loan required payment of participation interest (as defined) of any excess proceeds.

     As modified, the amended and restated promissory note secured by the Partnership's interest in the limited liability company (the "Note"), which had an adjusted principal balance of approximately $40,835,000, and accrued interest of approximately $35,392,000 at December 17, 2001 (prior to transfer of the Partnership's interest in the limited liability company to the lender), was due September 2003. The Note accrued interest at 17% per annum and required payments of cash flow distributed by the limited liability company to the Partnership from either property operations or sales proceeds as well as a portion of the property management fee paid to the unaffiliated member in the limited liability company. The loan was nonrecourse and secured solely by the Partnership's interest in the limited liability company.

     During April 2001, the Partnership had received notice of non-monetary defaults from the lender under the Note. The Partnership acknowledged certain of the defaults described in the notice of default. Pursuant to a foreclosure sale, on December 17, 2001 an affiliate of the lender acquired the Partnership's interest in the limited liability company and assumed all of the Partnership's rights and obligations under the limited liability company's operating agreement dated September 30, 1996, and the Partnership's obligation to repay the indebtedness and its other obligations under the Note and the related loan documents were discharged. The Partnership recognized an extraordinary gain on forgiveness of indebtedness of approximately $76,226,000 for financial reporting purposes.

The Partnership recognized a gain of approximately $55,362,000 from the transaction for Federal income tax purposes, with no corresponding distributable proceeds.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2001 and 2000:

                                                 2001         2000
                                             -----------   -----------
17.0% promissory note; secured by the
 Partnership's interest in the Wells
 Fargo Center South Tower office building
 in Los Angeles, California; principal
 and accrued interest due September 2003. .  $     --       69,550,819
                                             -----------  ------------
     Total debt . . . . . . . . . . . . . .        --       69,550,819
     Less current portion of long-term debt        --            --
                                             -----------  ------------
     Total long-term debt . . . . . . . . .  $     --       69,550,819
                                             ===========  ============

     Included in the above total long-term debt is $28,716,261 for 2000 which represents interest accrued but not currently payable pursuant to the terms of the note.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other dispositions of investment properties were allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other dispositions (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which would reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties.

Losses from the sale or other disposition of investment properties were allocated 1% to the General Partners. The remaining sale or other disposition profits and losses were allocated to the Holders of Interests. During 2001, a reallocation of current years gain was made among partners for financial reporting purposes. Such reallocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership, as discussed below. "Net cash receipts" from operations of the Partnership were allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constituted a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provided that subject to certain conditions, the General Partners would receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of an investment property by the Partnership of up to 3% of the selling price for any property sold, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distribution being made, the Holders of Interests were entitled to receive 99% and the General Partners l% of net sale or refinancing proceeds until the Holders of Interests (i) received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average adjusted capital investment (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) for each year commencing with the third fiscal quarter of 1986. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests had not received the amounts in (i) and (ii) above, the General Partners were required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and
(ii) above.  The Holders of Interests did not receive the return levels in
(i) and (ii) above. Accordingly, in December 2001, the General Partners were required to contribute to the Partnership $170,312 which represented the amount of all distributions they had received from sales and refinancing proceeds, and such amount was included in the final liquidating distribution made to the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                                2001     2000      1999      2001
                              -------- ---------  ------- ------------
Management fees to corporate
 general partner. . . . . . . .$522,8311,539,569    --          --
Insurance commissions . . . . .  --        7,767    2,739       --
Reimbursement (at cost) for
 accounting services. . . . . . 24,482    23,151    2,759       --
Reimbursement (at cost) for
 portfolio management
 services . . . . . . . . . . . 78,982    43,329  110,540       --
Reimbursement (at cost) for
 legal services . . . . . . . . 46,903    20,197   22,027       --
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket expenses . 43,788    11,176   11,701       --
                              -------- ---------  -------    --------
                              $716,986 1,645,189  149,766       --
                              ======== =========  =======    ========

     Through November of 1994, certain of the properties owned by the Partnership's consolidated and unconsolidated ventures were managed by an affiliate of the Corporate General Partner. Amounts due to affiliates of $1,732,968 were outstanding at December 31, 1999, which consisted of management fees and leasing commissions and advances repayable to affiliates of the General Partners (discussed below). Payments to affiliates of the Corporate General Partner for the advances in the amount of $675,876 were made in February 2000 to reduce the liability. The cumulative deferred amounts did not bear interest. An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Upon the disposition of the 260 Franklin Street building, the Partnership recorded a liability for a prorata share of the unpaid fees. As of December 31, 2000, the obligation to pay the remaining $1,057,092 of management and leasing fees was released. Such fees were written off as of that date.

     The affiliate also managed Piper Jaffray Tower prior to December 1994, and pursuant to the terms of a loan modification, agreed to defer receipt of its property management fees earned of approximately $1,839,000 (of which the Partnership's share was approximately $919,500) and receive payment thereof out of the amount available, if any, from the escrow of the management fees, which had been required by the lender. However, in conjunction with the default under the mortgage loan and the subsequent appointment of the receiver for the Piper Jaffray Tower, the escrowed funds were applied to the outstanding principal balance of the mortgage loan, and the obligation to pay such deferred fees was released. As a result, such amounts were written off and were no longer reflected in the unconsolidated venture's balance sheet at December 31, 2000 and thereafter.

     During 2000, the General Partners received cash distributions from operations of the Partnership in the amount of $923,742 and the Corporate General Partner was paid a partnership management fee of $1,539,569. In addition, pursuant to the liquidating distribution in December 2001, the General Partners received distributions from operations of $313,699, and the Corporate General Partner was paid a partnership management fee of $522,831. In connection with the liquidation and termination of the Partnership, the General Partners were required to contribute to the Partnership $170,312, which represented the amount of all distributions they previously received from sale and refinancing proceeds, and such amount was included in the final liquidating distribution made to the Holders of Interests.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up Agreement") with JMB Realty Corporation, the Corporate General Partner, pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership, that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner $3,240 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.


INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary financial information for Wells Fargo Center - South Tower (through foreclosure date), JMB/Piper, JMB/Piper II and JMB/900 (no longer an unconsolidated venture as of March 1999, the venture partner interest purchase date) for the years ended 2001 and 2000 follows is as:
                                           2001           2000
                                       ------------   ------------

Current assets. . . . . . . . . . . .  $      --         9,698,405
Current liabilities . . . . . . . . .         --       (17,413,229)
                                       ------------   ------------
    Working capital (deficit) . . . .         --        (7,714,824)
                                       ------------   ------------
Other assets. . . . . . . . . . . . .         --        34,542,162
Deferred expenses . . . . . . . . . .         --         6,623,036
Investment properties, net. . . . . .         --       211,915,769
Other liabilities . . . . . . . . . .         --          (204,699)
Long-term debt. . . . . . . . . . . .         --      (267,747,093)
Venture partners' equity (deficit). .         --        (1,864,141)
                                       ------------   ------------
    Partnership's capital (deficit) .  $      --       (24,449,790)
                                       ============   ============
Represented by:
  Invested capital. . . . . . . . . .  $      --       111,275,212
  Cumulative distributions. . . . . .         --       (40,508,173)
  Cumulative losses . . . . . . . . .         --       (95,216,829)
                                       ------------   ------------
                                       $      --       (24,449,790)
                                       ============   ============

Total income. . . . . . . . . . . . .  $ 36,758,340     51,131,706
Expenses applicable to operating
  earnings. . . . . . . . . . . . . .    49,122,317     56,204,699
                                       ------------   ------------
Net earnings (loss) . . . . . . . . .  $(12,363,977)    (5,072,993)
                                       ============   ============

     Total income and net earnings (loss) for 2000 includes income of $5,394,954 related to the write off of deferred property management fees at the Piper Jaffray Tower.

     The total income, expenses applicable to operating earnings and net earnings (loss) for the above ventures for the year ended December 31, 1999 were $48,783,628, $66,346,587 and $(17,562,959), respectively.

     During 1996, as a result of the restructuring at Wells Fargo Center - South Tower, the Partnership reversed previously recognized losses from the unconsolidated venture. The Partnership's capital (deficit) in Wells Fargo Center - South Tower differed from its investment in the unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses. The Partnership's shares of loss (approximately $4,869,000, $3,112,000 and $3,629,000) were not recognized in 2001, 2000 and 1999, respectively.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2001
                      -----------------------------------------------
                            3/31       6/30       9/30       12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $   143,278    103,770     81,794      52,011
                        =========== ========== ==========  ==========

Earnings (loss) before
  extraordinary items . $(1,789,706)(2,000,517)(1,767,731) (2,754,694)
Extraordinary items . .       --     7,618,718      --     76,226,430
                        ----------- ---------- ----------  ----------
Net earnings (loss) . . $(1,789,706) 5,618,201 (1,767,731) 73,471,736
                        =========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   extraordinary items. $     (3.88)     (4.34)     (3.84)      (5.98)
  Extraordinary item. .       --         17.05      --         121.70
                        ----------- ---------- ----------  ----------
      Net earnings
       (loss) . . . . . $     (3.88)     12.71      (3.84)     115.72
                        =========== ========== ==========  ==========


                                            2000
                      -----------------------------------------------
                            3/31       6/30       9/30       12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $   973,314    380,212    403,924   1,299,851
                        =========== ========== ==========  ==========

Earnings (loss) before
  extraordinary items . $(2,896,354)(2,036,409)  (494,876)   (679,328)
Extraordinary items . .       --         --         --          --
                        ----------- ---------- ----------  ----------
Net earnings (loss) . . $(2,896,354)(2,036,409)  (494,876)   (679,328)
                        =========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   extraordinary items. $     (6.27)     (4.41)     (1,07)      (1.50)
  Extraordinary item. .       --         --         --          --
                        ----------- ---------- ----------  ----------
      Net earnings
       (loss) . . . . . $     (6.27)     (4.41)     (1.07)      (1.50)
                        =========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 2001 and 2000.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property were to be approved by the Associate General Partner, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally current or former officers and directors of JMB and their affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates have been engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., from offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Corporate General Partner are as follows:

                                                       SERVED IN
NAME                      OFFICE                       OFFICE SINCE
----                      ------                       ------------

Judd D. Malkin            Chairman                     5/03/71
                          Director                     5/03/71
                          Chief Financial Officer      2/22/96
Neil G. Bluhm             President                    5/03/71
                          Director                     5/03/71
Burton E. Glazov          Director                     7/01/71
Stuart C. Nathan          Director                     3/14/73
A. Lee Sacks              Director                     5/09/88
John G. Schreiber         Director                     3/14/73
H. Rigel Barber           Chief Executive Officer      8/01/93
                          Executive Vice President     1/02/87
Gary Nickele              Executive Vice President     1/01/92
                          General Counsel              2/27/84
Gailen J. Hull            Senior Vice President        6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2002. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2002. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII and Carlyle-XIV. Most of the foregoing officers and directors are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the associate general partner in the Partnership, Carlyle-XIII and Carlyle-XIV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 64) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 64) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 63) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 60) has been associated with JMB since July, 1972. Until August 2001, Mr. Nathan was an Executive Vice President of JMB and, until December 2000, an officer and/or director of certain JMB affiliates. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 68) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 55) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation and of The Rouse Company, as well as a director of a number of mutual funds advised by T. Rowe Price Associates, Inc. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice President of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 53) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 49) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The Partnership was required to pay a management fee to the Corporate General Partner and the General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. During 2001, the General Partners received cash distributions from operations of $313,699, and the Corporate General Partner was paid a partnership management fee in the amount of $522,831. For 2001, the General Partners were allocated income for Federal income tax purposes of approximately $7,944,120.

     In connection with the liquidation and termination of the Partnership, the General Partners were required to contribute to the Partnership $170,312, which represented the amount of all distributions they previously received from sale and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests. The General Partners were required to contribute such amount because the Holders of Interests had not received distributions of sale or refinancing proceeds equal to their initial capital investment in the Partnership plus certain other distributions constituting a specified return on their average adjusted capital investment (i.e., their initial capital investment as reduced by sale or refinancing proceeds previously distributed) for each year commencing with the third quarter of 1986.

     The Partnership was permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may have involved conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     The General Partners of the Partnership or their affiliates were reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2001, $43,788 of out-of-pocket expenses were reimbursed to the General Partner or its affiliates.

     Additionally, the General Partners were also entitled to reimburse-ments of salaries and salary-related expenses for legal, accounting and portfolio management services. Such costs for 2001 were $150,367, all of which was paid as of December 31, 2001 prior to termination of the Partnership. Reference is made to the Notes.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up Agreement") with JMB Realty Corporation, the Corporate General Partner, pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership, that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner $3,240 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to have owned beneficially more than 5% of the outstanding Interests of the Partnership immediately prior to its liquidation and winding up.

     (b)  The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation and winding up:

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
Interests therein       directors and the
                        Associate General
                        Partner as a group

----------

     (1)  Includes 20 Interests owned directly by JMB for which JMB had sole voting and investment power and 5
Interests owned by the Initial Limited Partner of the Partnership for which JMB, as its indirect majority shareholder, was deemed to have shared voting and investment power.

     (2)  Includes 4.7578 Interests owned by an executive officer for which such officer had sole investment and voting power as to such Interests so owned, and 1.68072 Interests owned by an estate for which such officer acts as co-executor and was deemed to have shared voting and investment power with respect to such Interests.

     No executive officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning the ownership of the Corporate General Partner.

        (c)   There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.


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

                4-C.   Amended and restated promissory note between Wells
Fargo Bank and the Partnership is hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-16111) dated March 21, 1997.

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

                10-G. Purchase Agreement between C-C California Plaza Partnership and California Plaza at Walnut Creek, Inc. entered into as of December 16, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated December 23, 1999.

                10-H. Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated July 27, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                10-I. Amendment to Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated September 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                10-J. Second Amendment to the Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated October 20, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                10-K. Third Amendment to the Agreement of Purchase and Sale between Progress Partners and Paramount Group, Inc. dated November 2, 1999 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated November 17, 1999.

                10-L. Assignment of Partnership Interest between Federal Deposit Insurance Corporation and 14-15 Office Associates, L.P., dated March 10, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                10-M. Assignment of Partnership Interest between P-C 900 Third Associates and 14-15 Office Associates, L.P. and 900 3rd Avenue Associates, dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                10-N. Assignment of Partnership Interest between 900 Realty, LLC and 900 3rd Avenue Associates dated March 22, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

                10-O. Amendment No. 2 to Amended and Restated Agreement of General Partnership for Progress Partners dated March 17, 1999 is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-16111) dated May 12, 1999.

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

                10-S. Foreclosure Sale Certificate by and among Carlyle Real Estate Limited Partnership - XV, Carlyle Real Estate Limited Partnership - XIV, Maguire Partners-Bunker Hill, Ltd., Maguire Partners-South Tower, LLC, and Wells Fargo Bank, N.A. dated December 17, 2001 is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated December 17, 2001.

                10.T   Acknowledgment, Consent and Waiver between Carlyle
Real Estate Limited Partnership - XV and ATC Realty Seventeen, Inc. and Wells Fargo Bank, N.A. is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16111) dated December 17, 2001.

                21.    List of Subsidiaries.

                24.    Powers of Attorney.

                -----------------

       (b) On December 17, 2001, the Partnership filed a report on Form 8-K with respect to the transfer of its interest in the limited liability company which owns the Wells Fargo Center - South Tower. Such report on Form 8-K included a description of the sale.


       No annual report for the fiscal year 2001 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XV

                 By:    JMB Realty Corporation
                        Corporate General Partner



                        GAILEN J. HULL
                 By:    Gailen J. Hull
                        Senior Vice President
                 Date:  March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:    JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                 By:    Judd D. Malkin, Chairman and
                        Chief Financial Officer
                 Date:  March 25, 2002

                        NEIL G. BLUHM*
                 By:    Neil G. Bluhm, President and Director
                 Date:  March 25, 2002

                        H. RIGEL BARBER*
                 By:    H. Rigel Barber, Chief Executive Officer
                 Date:  March 25, 2002



                        GAILEN J. HULL
                 By:    Gailen J. Hull, Senior Vice President and
                        Principal Accounting Officer
                 Date:  March 25, 2002

                        A. LEE SACKS*
                 By:    A. Lee Sacks, Director
                 Date:  March 25, 2002

                        STUART C. NATHAN*
                 By:    Stuart C. Nathan, Director
                 Date:  March 25, 2002


                 *By:   GAILEN J. HULL, Pursuant to a Power of Attorney



                        GAILEN J. HULL
                 By:    Gailen J. Hull, Attorney-in-Fact
                 Date:  March 25, 2002

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

3-B.      Acknowledgement of Rights and
          Dates of General Partners               Yes

4-A.      Assignment Agreement, included as       Yes
          Exhibit B to the Partnership's
          Prospectus dated July 5, 1985.

4-B.      Documents relating to the modifica-
          tion and extension of the mortgage
          loan secured by Wells Fargo-
          South Tower                             Yes

4-C.      Amended and restated promissory
          note of Wells Fargo Bank                Yes

4-D.      Loan modification agreement of
          Wells Fargo Bank                        Yes

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

10-D.     Documents relating to the modification
          of the mortgage loan secured by
          California Plaza                        Yes

10-E.     Documents relating to the extension
          of the mortgage loan secured by the
          900 Third Building                      Yes

10-F.     Documents relating to the
          operating agreement of Maguire
          Thomas Partners-South Tower,
          L.L.C.                                  Yes

                                           Document
                                         Incorporated
                                         By Reference         Page
                                         ------------         ----
10-G.     Purchase Agreement between
          C-C California Plaza Partnership
          and California Plaza at Walnut Creek,
          Inc. entered into as of December 16,
          1999                                    Yes

10-H.     Agreement of Purchase and Sale between
          Progress Partners and Paramount Group,
          Inc. dated July 27, 1999                Yes

10-I.     Amendment to Agreement of Purchase
          and Sale between Progress Partners
          and Paramount Group, Inc. dated
          September 17, 1999                      Yes

10-J.     Second Amendment to the Agreement
          of Purchase and Sale between Progress
          Partners and Paramount Group, Inc.
          dated October 20, 1999                  Yes

10-K.     Third Amendment to the Agreement of
          Purchase and Sale between Progress
          Partners and Paramount Group, Inc.
          dated November 2, 1999                  Yes

10-L.     Assignment of Partnership Interest
          between Federal Deposit Insurance
          Corporation and 14-15 Office
          Associates, L.P., dated March 10,
          1999                                    Yes

10-M.     Assignment of Partnership Interest
          between P-C 900 Third Associates
          and 14-15 Office Associates, L.P.
          and 900 3rd Avenue Associates,
          dated March 22, 1999                    Yes

10-N.     Assignment of Partnership Interest
          between 900 Realty, LLC and 900
          3rd Avenue Associates dated
          March 22, 1999                          Yes

10-O.     Amendment No. 2 to Amended and
          Restated Agreement of General
          Partnership for Progress Partners
          dated March 17, 1999                    Yes

10-P.     Amendment No. 3 to Amended
          and Restated Agreement of
          General Partnership for
          Progress Partners dated
          March 22, 1999                          Yes

10-Q.     Settlement Agreement and
          Release between Progress
          Properties, Inc., J.R.A.
          Realty Corporation, P-C 900
          Third Associates, 900 Realty
          LLC and 900 3rd Avenue
          Associates dated March 17,
          1999                                    Yes

                                           Document
                                         Incorporated
                                         By Reference         Page
                                         ------------         ----
10-R.     Stipulation Agreement between
          Teachers Insurance and Annuity
          Association of America and
          222 S. Ninth Street Limited
          Partnership, et al. dated
          July 20, 2000                           Yes

10-S.     Foreclosure Sale Certificate
          between Carlyle Real Estate
          Limited Partnership - XV, Carlyle
          Real Estate Limited Partnership
          - XIV, Maguire Partners - Bunker
          Hill, Ltd., Maguire Partners -
          South Tower, LLC, and Wells
          Fargo Bank, N.A. dated
          December 17, 2001.                      Yes

10-T.     Acknowledgement, Consent and
          Waiver between Carlyle Real Estate
          Limited Partnership - XV and
          ATC Realty Seventeen, Inc. and
          Wells Fargo Bank, N.A.                  Yes

21.       List of Subsidiaries                     No

24.       Powers of Attorney                       No